Form 10-Q
period 1996-05-31
CKS GROUP INC
filed 1996-07-15
CIK 1002518

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996

                                         OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________.

     COMMISSION FILE NUMBER: 0-27090

                                   CKS GROUP, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                77-0385435
             (STATE OR OTHER JURISDICTION OF                                 (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

                    10441 BANDLEY DRIVE, CUPERTINO, CA 95014
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

     (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE):  (408) 366-5100

                                      N/A
- --------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS & FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS AS THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES  X   NO
                                    ---     ---

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

                                YES      NO
                                    ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

                                 CLASS                       OUTSTANDING AT MAY 31, 1996
                  -----------------------------------        ---------------------------
                  COMMON STOCK -- $0.001 PAR VALUE...                 12,714,437

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        CKS GROUP, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION

                                                                                     PAGE NO.
                                                                                     --------
   ITEM 1.  FINANCIAL STATEMENTS:
            Condensed Consolidated Balance Sheets -- May 31, 1996 and
            November 30, 1995. ....................................................      3
            Condensed Consolidated Statements of Income -- Three and six months
            ended May 31, 1996 and May 31, 1995. ..................................      4
            Condensed Consolidated Statements of Cash Flows -- Six months ended
            May 31, 1996 and May 31, 1995. ........................................      5
            Notes to Condensed Consolidated Financial Statements. .................      6
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS. ................................................      7
PART II.  OTHER INFORMATION
   ITEM 1.  LEGAL PROCEEDINGS. ....................................................     11
   ITEM 2.  CHANGES IN SECURITIES. ................................................     11
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. ......................................     11
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. ................     11
   ITEM 5.  OTHER INFORMATION. ....................................................     11
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. .....................................     11
SIGNATURES.........................................................................     12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CKS GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        MAY 31,       NOVEMBER 30,
                                                                         1996             1995
                                                                      -----------     ------------
ASSETS
Current assets:
  Cash and cash equivalents.........................................    $38,960         $  2,327
  Accounts receivable, net of allowances of $1,040 and $868 in 1996
     and 1995.......................................................     10,744            7,203
  Fees and expenditures in excess of billings.......................      1,669              471
  Prepaid expenses and other current assets.........................        924            1,095
                                                                        -------          -------
     Total current assets...........................................     52,297           11,096
Property and equipment, net.........................................      3,398            2,590
                                                                        -------          -------
          Total assets..............................................    $55,695         $ 13,686
                                                                        =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................    $ 4,652         $  3,681
  Accrued expenses..................................................      3,373            2,371
  Billings in excess of fees and expenditures.......................      1,879              959
  Current portion of notes payable and capital lease obligations....        327              316
  Income taxes payable..............................................        381              972
                                                                        -------          -------
     Total current liabilities......................................     10,612            8,299
Noncurrent portion of notes payable and capital lease obligations...        311              412
Deferred income taxes...............................................        256              380
                                                                        -------          -------
          Total liabilities.........................................     11,179            9,091
                                                                        =======          =======
Stockholders' equity:
  Preferred stock; $.001 par value; 5,000,000 shares authorized;
     none issued and outstanding....................................         --               --
  Common stock; $.001 par value; 30,000,000 shares authorized:
     Series A common stock; none and 3,114,437 shares issued and outstanding as of May 31, 1996 and November 30, 1995,
      respectively..................................................         --                3
     Common stock; 12,714,437 and 9,463,070 issued and outstanding
      as of May 31, 1996 and November 30, 1995, respectively........         13                7
  Additional paid-in capital........................................     40,253            2,380
  Notes receivable from stockholders................................       (292)            (292)
  Retained earnings.................................................      4,542            2,497
                                                                        -------          -------
     Total stockholders' equity.....................................     44,516            4,595
                                                                        -------          -------
          Total liabilities and stockholders' equity................    $55,695         $ 13,686
                                                                        =======          =======

     See accompanying notes to condensed consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       ------------------     -------------------
                                                            MAY 31,                 MAY 31,
                                                       ------------------     -------------------
                                                        1996        1995       1996        1995
                                                       -------     ------     -------     -------
Revenues.............................................  $13,745     $8,738     $22,895     $14,938
                                                       -------     -------    -------     -------
Operating expenses:
  Direct salaries and related expenses...............    3,797      2,599       6,775       4,651
  Other direct operating expenses....................    5,232      3,558       8,459       5,810
  General and administrative expenses................    3,195      2,008       5,284       3,714
                                                       -------     -------    -------     -------
     Total operating expenses........................   12,224      8,165      20,518      14,175
                                                       -------     -------    -------     -------
     Operating income................................    1,521        573       2,377         763
Other income (expense), net..........................      515          3         774         (33)
                                                       -------     -------    -------     -------
     Income before income taxes......................    2,036        576       3,151         730
Income taxes.........................................      734        253       1,106         321
                                                       -------     -------    -------     -------
     Net income......................................  $ 1,302     $  323     $ 2,045     $   409
                                                       =======     =======    =======     =======
Net income per share.................................  $  0.10     $ 0.03     $  0.16     $  0.04
                                                       =======     =======    =======     =======
Shares used in per share computation.................   13,361     10,765      13,147      10,720
                                                       =======     =======    =======     =======

     See accompanying notes to condensed consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                     -----------------------------
                                                                     MAY 31, 1996     MAY 31, 1995
                                                                     ------------     ------------
Cash flows from operating activities:
  Net income.......................................................    $  2,045          $  409
  Adjustments to reconcile net income to net cash provided by operating activities:
     Deferred taxes................................................        (125)           (239)
     Compensation related to stock options.........................          53              --
     Depreciation and amortization.................................         453             353
     Changes in operating assets and liabilities:
       Accounts receivable.........................................      (3,541)            564
       Fees and expenditures in excess of billings.................      (1,198)           (424)
       Prepaid expenses and other current assets...................         171               1
       Accounts payable............................................         971            (658)
       Accrued expenses............................................       1,002             301
       Billings in excess of fees and expenditures.................         920             132
       Income taxes payable........................................        (591)           (141)
                                                                        -------          ------
          Net cash provided by operating activities................         160             298
                                                                        -------          ------
Cash flows from investing activities:
  Purchases of property and equipment..............................      (1,260)           (367)
                                                                        -------          ------
Cash flows from financing activities:
  Net borrowings (repayments) on line of credit and notes
     payable.......................................................         (90)           (685)
  Collections on stockholder notes receivable......................          --              70
  Proceeds from sale of common stock...............................      37,823           1,925
                                                                        -------          ------
          Net cash provided by financing activities................      37,733           1,310
                                                                        -------          ------
Change in cash and cash equivalents................................      36,633           1,241
Cash and cash equivalents, beginning of period.....................       2,327              43
                                                                        -------          ------
Cash and cash equivalents, end of period...........................    $ 38,960          $1,284
                                                                        =======          ======
Supplementary disclosure of cash paid:
  Interest.........................................................    $     30          $   39
                                                                        =======          ======
  Income taxes.....................................................    $  2,237          $  460
                                                                        =======          ======

     See accompanying notes to condensed consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. BASIS OF PRESENTATION. The unaudited condensed consolidated financial statements for the three and six month periods ended May 31, 1996 and May 31, 1995 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with those consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995. The results of operations for the three and six months ended May 31, 1996 are not necessarily indicative of the results expected for any subsequent quarter or for the entire fiscal year ending November 30, 1996.

     NOTE 2. INITIAL PUBLIC OFFERING. In December 1995, the Company completed its initial public offering (IPO) and issued 2,475,000 shares of its common stock at a per share price of $17.00. The Company received proceeds of approximately $37.8 million in cash, net of underwriting discounts, commissions and other costs.

     NOTE 3. INCORPORATION IN DELAWARE. On December 7, 1995, the Company was reincorporated in the State of Delaware. In conjunction with the reincorporation in Delaware, all outstanding shares of Series A Common Stock were converted into an equal number of shares of Common Stock of the Company and all outstanding options to purchase shares of Series B Common Stock of the Company were converted into options to purchase an equal number of shares of Common Stock of the Company.

     NOTE 4. NET INCOME PER SHARE. Net income per share is computed using the weighted average number of shares outstanding of common stock and dilutive common equivalent shares from stock options using the treasury stock method. In accordance with certain Securities and Exchange Commission (SEC) Staff Accounting Bulletins, such computations for periods prior to the IPO include all common and common equivalent shares issued within 12 months of the offering date as if they were outstanding for all periods presented using the treasury stock method and the anticipated initial public offering price. The difference between primary and fully diluted net income per share is either not significant or anti-dilutive in all periods presented.

     NOTE 5. SUBSEQUENT EVENTS. In June 1996, the Company completed a secondary public offering of 1,800,000 shares of its common stock at a per share price to the public of $34.00. Of these shares, 131,500 were sold by the Company, and 1,668,500 were sold by certain shareholders. The Company received proceeds of approximately $3.7 million in cash, net of underwriting discounts, commissions and other costs.

     In June 1996, the Company agreed to acquire Schell/Mullaney, Inc. ("SMI"), a New York corporation, by means of a merger of SMI Acquisition Corp., a New York corporation and wholly owned subsidiary of the Company ("Sub"), with and into SMI pursuant to an Agreement and Plan of Reorganization, dated as of June 7, 1996, by and among the Company, Sub, SMI and the shareholders of SMI. The acquisition is expected to close in July 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This section contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of factors, including those set forth under "Factors Affecting Operating Results and Market Price of Stock." Readers are also encouraged to refer to the Company's Annual Report on Form 10-K for a further discussion of the Company's business and the risks and opportunities attendant thereto.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MAY 31, 1996 AND 1995

     REVENUES

     The Company generates the majority of its revenues through project fees on a fixed fee for service basis. Revenues increased to $13.7 million in the quarter ended May 31, 1996 from $8.7 million in the same quarter of fiscal year 1995, representing an increase of 57.3%. This increase in revenues was due to an increase in the volume of creative, design and production projects undertaken for existing clients of the Company, as well as the establishment of new client relationships. Revenues from new media projects represented approximately 33% of revenues for the quarter ended May 31, 1996. The Company defines new media as media that delivers content to end users in digital form, including the World Wide Web, the Internet, proprietary online services, CD-ROMs, laptop PC presentations and interactive kiosks.

     DIRECT SALARIES AND RELATED EXPENSES

     Direct salaries and related expenses consist primarily of salaries and other related benefits for regular and temporary employees. The Company's direct salaries and related expenses increased 46.1% to approximately $3.8 million in the quarter ended May 31, 1996 from approximately $2.6 million during the same quarter of fiscal year 1995, representing 27.6% of revenues for the second quarter of fiscal year 1996 and 29.7% of revenues in the same quarter of fiscal 1995. This increase in absolute dollars resulted principally from the Company's hiring of additional full time employees, many of whom initially provided services to the Company as independent consultants on a periodic basis. The decrease in these expenses as a percentage of revenues reflects a more rapid increase in revenues than in direct salaries and related expenses. Fees paid to independent consultants are included in other direct operating expenses.

     OTHER DIRECT OPERATING EXPENSES

     Other direct operating expenses include materials, contract freelance talent (independent consultants), facilities and equipment expenses necessary to provide services to the Company's clients. Other direct operating expenses increased 47.0% to $5.2 million in the quarter ended May 31, 1996, from $3.6 million in the same quarter of fiscal year 1995, representing 38.1% of revenues in the second quarter of 1996 and 40.7% of revenues in the same quarter of fiscal 1995. The period over period increase in absolute dollars was attributable to increases in materials costs and freelance talent costs necessary to support the higher level of revenues. The decrease in other direct operating expenses as a percentage of revenues resulted principally from the increased proportion of higher margin creative and design projects.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses include headquarters expenses, insurance, personnel costs for finance and administration, accounting and legal fees, bad debt expense, management information systems expenses, and employee benefits. General and administrative expenses increased to approximately $3.2 million in the fiscal quarter ended May 31, 1996 from approximately $2.0 million in the same quarter of fiscal year 1995, representing an increase of 59.1%. As a percentage of revenues, general and administrative expenses increased to 23.2% of revenues in the quarter ended May 31, 1996 from 23.0% in the same quarter of 1995. This period over period increase in absolute dollars in general and administrative expenses was attributable principally to higher general and administrative payroll costs and increased facilities costs to support the Company's growth, higher legal and accounting expenses associated with being a public company, and increases in business development expense. As a percentage of revenues, increases in legal and accounting, business development, and payroll expenses were partially offset by percentage decreases in bad debt expense, facilities costs, and a reduction in management fees paid to The Interpublic Group of Companies ("IPG").

     INTEREST AND OTHER INCOME

     Interest income increased by approximately $331,000 in the fiscal quarter ended May 31, 1996 versus the same quarter of fiscal 1995 due to higher average cash and cash equivalents balances. During the quarter ended May 31, 1996, the Company also gained approximately $187,000 from the sale of stock accepted from a client in lieu of fees.

     INCOME TAXES

     Combined federal and state income tax rates were 36.1% in the quarter ended May 31, 1996 and 43.9% in the second quarter of 1995. The reduction in rate is primarily due to the impact of income generated by the Company's holdings in tax advantaged investments.

  SIX MONTHS ENDED MAY 31, 1996 AND MAY 31, 1995

     REVENUES

     Revenues increased to $22.9 million in the six months ended May 31, 1996 from $14.9 million in the six months ended May 31, 1995, representing an increase of 53.3%. This increase in revenues was due to an increase in the volume of creative and design projects undertaken for existing clients of the Company, as well as the establishment of new client relationships. Revenues from new media projects represented approximately 32% of revenues for the six months ended May 31, 1996.

     DIRECT SALARIES AND RELATED EXPENSES

     The Company's direct salaries and related expenses increased 45.7% to approximately $6.8 million in the six months ended May 31, 1996 from approximately $4.7 million during the six months ended May 31, 1995, representing 29.6% of revenues for the first six months of fiscal year 1996 and 31.1% of revenues for the first six months of fiscal 1995. This increase in absolute dollars resulted principally from the Company's hiring of additional full time employees, many of whom initially provided services to the Company as independent consultants on a periodic basis. The decrease in these expenses as a percentage of revenues reflects a more rapid increase in revenues than in direct salaries and related expenses. Fees paid to independent consultants are included in other direct operating expenses.

     OTHER DIRECT OPERATING EXPENSES

     Other direct operating expenses increased 45.6% to $8.5 million in the six months ended May 31, 1996, from $5.8 million in the first six months of fiscal year 1995, representing 36.9% of revenues in the first six months of 1996 and 38.9% of revenues in the first six months of 1995. The period over period increase in absolute dollars was attributable to increases in materials costs and freelance talent costs necessary to support the higher level of revenues. The decrease in other direct operating expenses as a percentage of revenues resulted principally from the increased proportion of higher margin creative and design projects.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased to approximately $5.3 million in the six months ended May 31, 1996 from approximately $3.7 million in the same period of fiscal year 1995, representing an increase of 42.3%. As a percentage of revenues, general and administrative expenses decreased to 23.1% of revenues in the six months ended May 31, 1996 from 24.9% in the first six months of fiscal 1995. This period over period increase in absolute dollars in general and administrative expenses was attributable principally to increases in business development expense, higher legal and accounting expenses associated with being a public company and increased lease payments associated with additional offices, offset in part by a decrease in bad debt reserve expense due to the collection of a previously reserved receivable. The decrease in these expenses as a percentage of revenues reflects a more rapid increase in revenues than in general and administrative expenses.

     INTEREST AND OTHER INCOME

     Interest income increased by approximately $612,000 during the six months ended May 31, 1996 over the same period of fiscal 1995 due to higher average cash and cash equivalents balances.

     INCOME TAXES

     Combined federal and state income tax rates were 35.1% in the six months ended May 31, 1996 and 44.0% in the first six months of fiscal 1995. The reduction in rates is primarily due to the impact of income generated by the Company's holdings in tax advantaged investments.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and investments in property and equipment through cash generated from operations, bank borrowing, equity financing and capital lease financing arrangements. At May 31, 1996, the Company had no material capital commitments.

     Cash and cash equivalents, consisting primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $39.0 million at May 31, 1996 compared to $2.3 million at November 30, 1995. The increase in cash and cash equivalents during this period was primarily due to net proceeds of $37.8 million resulting from the sale of stock in connection with the Company's initial public offering in December 1995 and from cash provided by operations of $160,000, offset in part by cash used in investing activities of $1.3 million.

     The Company has a $3.0 million credit facility available under a revolving line of credit based on 75% percent of eligible accounts receivable. The Company also has a $1.0 million three year term loan facility available for purchases of equipment. The credit facilities are secured by all the assets of the Company and bear interest at prime plus 0.5% for the line of credit and 0.75% for the term loan. At May 31, 1996, there was no indebtedness outstanding under these credit facilities. These credit agreements, which are scheduled to expire on July 31, 1996, require compliance with various financial covenants and restrictions, including maintenance of minimum levels of net worth and profitability, and restrict the Company's ability to pay dividends or to effect mergers or acquisitions without the bank's consent.

     The Company believes its current cash and cash equivalents, together with existing credit facilities and cash flows from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next twelve months, including the cost of business acquisitions, if any.* The Company may need to raise additional funds through public or private debt or equity financing in order to take advantage of opportunities that may become available to the Company, including expansion and acquisition of businesses, products or technologies, or otherwise to respond to competitive pressures. There can be no assurance that the Company will be able to raise additional capital on favorable terms or at all.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

     CKS operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report and in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, these uncertainties include the following:

     The Company's five largest clients accounted for 37% of the Company's revenues for the six months ended May 31, 1996, with fluctuations in the amount of revenue contribution from each such client from

- ---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations.

quarter to quarter. Since the Company's clients generally retain the Company on a project by project basis, a client from whom the Company generates substantial revenue in one period may not be a substantial source of revenue in a subsequent period. To the extent that the Company's major clients do not remain a significant source of revenues, and the Company is unable to replace these clients, there could be a direct and immediate material adverse effect on the Company's business, financial condition and operating results.

     The Company generates the substantial majority of its revenues through project fees on a fixed fee for service basis. The Company assumes greater financial risk on fixed-price type contracts than on either time-and-material or cost-reimbursable contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the Company's profit or cause a loss. Although the majority of the Company's projects typically last four to six weeks and therefore each individual short-term project creates less exposure than a long-term fixed-price contract, in the event the Company does not accurately anticipate the progress of a number of significant revenue-generating projects, there could be a material adverse effect on the Company's business, operating results and financial condition.

     The Company's operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, including timing of the completion, material reduction or cancellation of major projects or the loss of a major client, timing of the receipt of new business, timing of the hiring or loss of personnel, timing of the opening or closing of an office, the relative mix of high margin creative projects as compared to lower margin production projects, changes in the pricing strategies and business model of the Company or its competitors, capital expenditures and other costs relating to the expansion of operations, and other factors that are outside of the Company's control. Operating results could also be materially adversely affected by increased competition in the Company's markets. The Company experiences some seasonality in its business which results from timing of product introductions and business cycles of the Company's clients. As a result of the foregoing and other factors, the Company anticipates that it may experience material and adverse fluctuations in future operating results on a quarterly or annual basis. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

     The trading price of the Company's Common Stock is subject to fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products or services by the Company or its competitors, as well as other events or factors. In addition, the stock market has from time to time experienced price and volume fluctuations which have particularly affected the market price of technology-oriented and media companies, which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

     The Company's future growth is dependent to a significant extent upon its ability to increase the amount of revenue it derives from providing marketing and advertising solutions to its customers through new media, which the Company defines as media that delivers content to end users in digital form, including the World Wide Web, the Internet, proprietary online services, CD-ROMs, laptop PC presentations and interactive kiosks. The market for marketing and advertising through new media has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce through new media. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. There can be no assurance that commerce and communication through new media will continue to grow.

     Conflicts of interest are inherent in certain segments of the marketing communications industry, particularly in advertising. The Company has in the past and will in the future be unable to pursue potential advertising and other opportunities because such opportunities will require the Company to provide services to direct competitors of existing Company clients. In addition, the Company risks alienating or straining relationships with existing clients each time the Company agrees to provide services to even indirect competitors of existing Company clients. Conflicts of interest may jeopardize the stability of revenues generated from existing clients and preclude access to business prospects, either of which developments could have a material adverse effect on the Company's business, financial condition and operating results.

PART II.  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

     None.

  ITEM 2.  CHANGES IN SECURITIES

     None.

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on May 8, 1996, the following individual was elected to the Board of Directors:

                                                            VOTES FOR      VOTES WITHHELD
                                                            ----------     --------------
        Thomas K. Suiter..................................  10,971,244            0

     The following proposal was approved at the Company's Annual Meeting:

                                                      AFFIRMATIVE     NEGATIVE      VOTES
                                                         VOTES         VOTES       WITHHELD
                                                      -----------     --------     --------
        Ratify the appointment of KPMG Peat Marwick
          LLP as independent auditors for the fiscal
          year ending November 30, 1996.............   10,971,944         0           200

  ITEM 5.  OTHER INFORMATION

     None.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

    EXHIBIT NO.                                 DESCRIPTION                                 PAGE
    -----------   ------------------------------------------------------------------------  ----
        11.1      Statement Regarding Computation of Per-Share Earnings                      13

     b.  Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CKS GROUP, INC.
                                          (Registrant)

Date: July 15, 1996                       By:      /s/  MARK D. KVAMME
                                                  Mark D. Kvamme, Chairman
                                                and Chief Executive Officer
                                               (Principal Executive Officer)

Date: July 15, 1996                       By:      /s/  CARLTON H. BAAB
                                              Carlton H. Baab, Executive Vice
                                                President and Chief Financial
                                                      Officer (Principal
                                             Financial and Accounting Officer)

                                                                    EXHIBIT 11.1

                        CKS GROUP, INC. AND SUBSIDIARIES

                        STATEMENT REGARDING COMPUTATION
                             OF EARNINGS PER SHARE
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      -------------------     -------------------
                                                            MAY 31,                 MAY 31,
                                                      -------------------     -------------------
                                                       1996        1995        1996        1995
                                                      -------     -------     -------     -------
Net income..........................................  $ 1,302     $   323     $ 2,045     $   409
                                                      -------     -------     -------     -------
Weighted average number of common shares
  outstanding.......................................   12,721      10,239      12,513      10,051
Number of common stock equivalents as a result of
  stock options outstanding using the treasury stock
  method............................................      640          --         634          --
Number of common shares issued and stock options
  granted in accordance with Staff Accounting
  Bulletin No. 83...................................       --         526          --         669
                                                      -------     -------     -------     -------
Shares used in per share computation................   13,361      10,765      13,147      10,720
                                                      -------     -------     -------     -------
Net income per share................................  $  0.10     $  0.03     $  0.16     $  0.04
                                                      =======     =======     =======     =======