Form 10-Q
period 1996-08-31
CKS GROUP INC
filed 1996-10-11
CIK 1002518

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR

                   THE QUARTERLY PERIOD ENDED AUGUST 31, 1996
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO             .
                        COMMISSION FILE NUMBER: 0-27090

                                CKS GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

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

                                      N/A
(FORMER NAME, FORMER ADDRESS & FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES __ NO __

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                   CLASS                               OUTSTANDING AT AUGUST 31, 1996
-------------------------------------------      -------------------------------------------
     COMMON STOCK -- $0.001 PAR VALUE                            13,141,749

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        CKS GROUP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I.  FINANCIAL INFORMATION
  Item 1.  FINANCIAL STATEMENTS
     Condensed Consolidated Balance Sheets -- August 31, 1996 and November 30,
      1995.........................................................................      3
     Condensed Consolidated Statements of Income -- Three and nine months ended
      August 31, 1996 and August 31, 1995..........................................      4
     Condensed Consolidated Statements of Cash Flows -- Nine months ended August
      31, 1996 and August 31, 1995.................................................      5
     Notes to Condensed Consolidated Financial Statements..........................      6
  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS...........................................................      7
PART II.  OTHER INFORMATION
  Item 1.  LEGAL PROCEEDINGS.......................................................     13
  Item 2.  CHANGES IN SECURITIES...................................................     13
  Item 3.  DEFAULTS UPON SENIOR SECURITIES.........................................     13
  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...................     13
  Item 5.  OTHER INFORMATION.......................................................     13
  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................     13
SIGNATURES.........................................................................     14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CKS GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       AUGUST 31,     NOVEMBER 30,
                                                                          1996            1995
                                                                       ----------     ------------
ASSETS
Current assets:
  Cash and cash equivalents..........................................   $ 14,037        $  2,327
     Marketable securities...........................................     29,964              --
  Accounts receivable, net of allowances of $892 and $868 in 1996 and
     1995, respectively..............................................     11,799           7,203
  Fees and expenditures in excess of billings........................      1,660             471
  Prepaid expenses and other current assets..........................      2,117           1,095
                                                                         -------         -------
          Total current assets.......................................     59,577          11,096
Property and equipment, net..........................................      4,081           2,590
Intangibles resulting from business acquisitions.....................      4,853              --
                                                                         -------         -------
          Total assets...............................................   $ 68,511        $ 13,686
                                                                         =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................   $  4,600        $  3,681
  Accrued expenses...................................................      4,393           2,371
  Billings in excess of fees and expenditures........................      2,148             959
  Current portion of notes payable and capital lease obligations.....        442             316
  Income taxes payable...............................................         --             972
                                                                         -------         -------
          Total current liabilities..................................     11,583           8,299
Notes payable and capital lease obligations, less current portion....        449             412
Deferred income taxes................................................        243             380
                                                                         -------         -------
          Total liabilities..........................................     12,275           9,091
                                                                         -------         -------
Stockholders' equity:
  Preferred stock; $.001 par value; 5,000,000 shares authorized; none
     issued and outstanding..........................................         --              --
  Common stock; $.001 par value; 30,000,000 shares authorized:
     Series A common stock; none and 3,114,437 shares issued and outstanding as of August 31, 1996 and November 30, 1995,
      respectively...................................................         --               3
     Common stock; 13,141,749 and 7,125,000 issued and outstanding as
      of August 31, 1996 and November 30, 1995, respectively.........         13               7
  Additional paid-in capital.........................................     50,500           2,380
  Notes receivable from stockholders.................................       (292)           (292)
  Retained earnings..................................................      6,015           2,497
                                                                         -------         -------
          Total stockholders' equity.................................     56,236           4,595
                                                                         -------         -------
          Total liabilities and stockholders' equity.................   $ 68,511        $ 13,686
                                                                         =======         =======

     See accompanying notes to condensed consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      -------------------     -------------------
                                                          AUGUST 31,              AUGUST 31,
                                                      -------------------     -------------------
                                                       1996        1995        1996        1995
                                                      -------     -------     -------     -------
Revenues............................................  $15,523     $ 9,532     $38,418     $24,470
                                                      -------     -------     -------     -------
Operating expenses:
  Direct salaries and related expenses..............    4,273       2,862      11,048       7,513
  Other direct operating expenses...................    5,788       3,512      14,247       9,322
  General and administrative expenses...............    3,512       2,470       8,796       6,184
                                                      -------     -------     -------     -------
          Total operating expenses..................   13,573       8,844      34,091      23,019
                                                      -------     -------     -------     -------
Operating income....................................    1,950         688       4,327       1,451
Other income (expense), net.........................      355         (10)      1,129         (43)
                                                      -------     -------     -------     -------
Income before income taxes..........................    2,305         678       5,456       1,408
Income taxes........................................      832         298       1,938         619
                                                      -------     -------     -------     -------
          Net income................................  $ 1,473     $   380     $ 3,518     $   789
                                                      =======     =======     =======     =======
Net income per share................................  $  0.11     $  0.04     $  0.27     $  0.07
                                                      =======     =======     =======     =======
Shares used in per share computation................   13,519      10,739      13,249      10,721
                                                      =======     =======     =======     =======

     See accompanying notes to condensed consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                         -------------------------
                                                                         AUGUST 31,     AUGUST 31,
                                                                            1996           1995
                                                                         ----------     ----------
Cash flows from operating activities:
  Net income...........................................................   $   3,518       $  789
  Adjustments to reconcile net income to net cash provided by operating activities:
     Deferred taxes....................................................        (213)         (10)
     Compensation related to stock options.............................          78          130
     Depreciation and amortization.....................................         701          540
     Changes in operating assets and liabilities:
       Accounts receivable.............................................      (3,090)        (983)
       Fees and expenditures in excess of billings.....................      (1,189)        (347)
       Prepaid expenses and other current assets.......................      (1,051)        (328)
       Accounts payable................................................         545          (16)
       Accrued expenses................................................       1,601          571
       Billings in excess of fees and expenditures.....................         697          211
       Income taxes payable............................................        (279)         260
                                                                           --------       ------
          Net cash provided by operating activities....................       1,318          817
                                                                           --------       ------
Cash flows from investing activities:
  Purchases of property and equipment..................................      (1,690)        (686)
  Purchases of marketable securities, net..............................     (29,964)          --
  Cash acquired in business combination................................          55           --
                                                                           --------       ------
          Net cash used in investing activities........................     (31,599)        (686)
                                                                           --------       ------
Cash flows from financing activities:
  Net borrowings (repayments) on line of credit and notes payable......        (364)        (718)
  Collections on stockholder notes receivable..........................          --           71
  Proceeds from issuance of common stock...............................      42,355        1,994
  Repurchase of common stock...........................................          --          (15)
                                                                           --------       ------
          Net cash provided by financing activities....................      41,991        1,332
                                                                           --------       ------
Change in cash and cash equivalents....................................      11,710        1,463
Cash and cash equivalents, beginning of period.........................       2,327           43
                                                                           --------       ------
Cash and cash equivalents, end of period...............................   $  14,037       $1,506
                                                                           ========       ======
Supplemental non-cash investing and financing activities:
  Issuance of common stock in business acquisition.....................   $   4,997           --
                                                                           ========       ======
Supplementary disclosure of cash paid:
  Interest.............................................................   $      42       $   77
                                                                           ========       ======
  Income taxes.........................................................   $   3,948       $  601
                                                                           ========       ======

     See accompanying notes to condensed consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. BASIS OF PRESENTATION. The unaudited condensed consolidated financial statements for the three and nine month periods ended August 31, 1996 and August 31, 1995 reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with those consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995. The results of operations for the three and nine months ended August 31, 1996 are not necessarily indicative of the results expected for any subsequent quarter or for the entire fiscal year ending November 30, 1996.

     NOTE 2. PUBLIC STOCK OFFERINGS. In December 1995, the Company completed its initial public offering (IPO) and issued 2,475,000 shares of its common stock to the public at a per share price of $17.00. The Company received proceeds of approximately $37.8 million in cash, net of underwriting discounts, commissions and other costs.

     In June 1996, the Company completed a secondary public offering of 1,800,000 shares of its common stock at a per share price to the public of $34.00. Of these shares, 131,500 were sold by the Company, and 1,668,500 were sold by certain stockholders. The Company received proceeds of approximately $3.8 million in cash, net of underwriting discounts, commissions and other costs.

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

     NOTE 5. ACQUISITION. On August 1, 1996, the Company acquired Schell/Mullaney, Inc. ("SMI"), a New York corporation, by means of a merger of SMI Acquisition Corp., a New York corporation and wholly owned subsidiary of the Company ("Sub"), with and into SMI pursuant to an Agreement and Plan of Reorganization, dated as of June 7, 1996, by and among the Company, Sub, SMI and the shareholders of SMI.

     Upon the closing of the merger the shares of common stock of SMI ("SMI Common Stock") that were issued and outstanding immediately prior to the closing were converted into 183,066 shares of common stock of the Company, and the right to receive up to an additional $9.0 million in common stock of the Company in 1998 and 1999 upon attainment of certain financial performance goals by SMI (the "Subsequent Payment Shares"). The number of Subsequent Payment Shares to be issued to holders of SMI Common Stock will be determined based on the average closing price of the Company's common stock during the forty-day period ending two days prior to the issuance dates of such shares.

     The acquisition was accounted for as a purchase with the results of SMI included from the acquisition date. The following summary, prepared on pro forma basis, combines the Company's consolidated results of operations for the three month and nine month periods ended August 31, 1996 and 1995 with SMI's results of operations for the three month and nine month periods ended June 30, 1996 and 1995, respectively, as if SMI had been acquired as of the beginning of the periods presented.

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      -------------------     -------------------
                                                          AUGUST 31,              AUGUST 31,
                                                      -------------------     -------------------
                                                       1996        1995        1996        1995
                                                      -------     -------     -------     -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues............................................  $16,513     $10,663     $42,522     $28,492
Net income..........................................  $ 1,857     $   578     $ 4,837     $ 1,543
Net income per share................................  $  0.14     $  0.05     $  0.36     $  0.14
Shares used in per share computation................   13,641      10,922      13,412      10,904

     The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

     NOTE 6. SUBSEQUENT EVENT. On October 4, the Company and DG Acquisition, Inc., a wholly owned subsidiary of the Company (the "Subsidiary") entered into an agreement (the "Purchase Agreement") to acquire the assets and assume substantially all the liabilities of Donovan & Green, Inc. ("DGI"), a New York-based integrated marketing communications firm specializing in environmental design and information architecture.

     The Purchase Agreement provides for initial payments to DGI of $3.33 million in cash and $1.82 million in shares of common stock of the Company. In addition, DGI will be entitled to receive an additional $3.22 million in cash and a number of shares of common stock of the Company with a value of up to $1.61 million over the next three fiscal years.

     DGI will also have the right to receive additional payments if the Subsidiary attains certain earnings goals during the fiscal years ending November 30, 1997, 1998, 1999 and 2000. DGI may receive $889,000 in cash and shares of common stock of the Company with a value of $444,000 in each of 1998 and 1999 if the Subsidiary meets its earnings goals for the 1997 and 1998 fiscal years. To the extent that the Subsidiary exceeds its earnings goals for the 1997, 1998, 1999 and 2000 fiscal years by more than 10%, DGI will be entitled to receive cash and common stock of the Company with a combined value of up to $1.0 million per year for each of these four years.

     Consummation of the acquisition is subject to a number of conditions, including the issuance of a permit by the California Department of Corporations following a hearing as to the fairness of the proposed acquisition, the absence of material adverse changes in the business of the Company and/or DGI and other matters. There can be no assurance that the acquisition of DGI will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This section contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of various factors, including those set forth under "Factors Affecting Operating Results and Market Price of Stock." Readers are also encouraged to refer to the Company's Annual Report on Form 10-K for a further discussion of the Company's business and the risks and opportunities attendant thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1996 AND 1995

     Revenues

     The Company generates substantially all of its revenues through project fees on a fixed fee for service basis. Revenues increased to $15.5 million in the quarter ended August 31, 1996 from $9.5 million in the same quarter of fiscal year 1995, representing an increase of 62.9%. This increase in revenues was due to an increase in the volume of creative, design and production projects undertaken for existing clients of the Company, as well as the establishment of new client relationships. Revenues from new media projects represented approximately 35% of revenues for the quarter ended August 31, 1996. The Company defines new media as media that delivers content to end users in digital form, including the World Wide Web, the Internet, proprietary online services, CD-ROMs, laptop PC presentations and interactive kiosks.

     Direct Salaries and Related Expenses

     Direct salaries and related expenses consist primarily of salaries and other related benefits for regular and temporary employees. The Company's direct salaries and related expenses increased 49.3% to approximately $4.3 million in the quarter ended August 31, 1996 from approximately $2.9 million during the same quarter of fiscal year 1995, and decreased to 27.5% of revenues for the third quarter of fiscal year 1996 from 30.0% of revenues in the same quarter of fiscal 1995. This increase in absolute dollars resulted principally from the Company's hiring of additional full time employees, many of whom initially provided services to the Company as independent consultants on a periodic basis. The decrease in these expenses as a percentage of revenues reflects a more rapid increase in revenues than in direct salaries and related expenses. Fees paid to independent consultants are included in other direct operating expenses.

  Other Direct Operating Expenses

     Other direct operating expenses include materials, contract freelance talent (independent consultants), facilities and equipment expenses necessary to provide services to the Company's clients. Other direct operating expenses increased 64.8% to $5.8 million in the quarter ended August 31, 1996, from $3.5 million in the same quarter of fiscal year 1995, representing 37.3% of revenues in the third quarter of 1996 and 36.8% of revenues in the same quarter of fiscal 1995. The period over period increase in absolute dollars was attributable to increases in freelance talent, materials, and facilities costs necessary to support the higher level of revenues. As a percentage of revenues, other direct operating expenses remained relatively flat from quarter to quarter, with a slight increase in freelance talent costs related to video production projects.

  General and Administrative Expenses

     General and administrative expenses include headquarters expenses, insurance, personnel costs for finance and administration, accounting and legal fees, bad debt expense, management information systems expenses, and employee benefits. General and administrative expenses increased to approximately $3.5 million in the fiscal quarter ended August 31, 1996 from approximately $2.5 million in the same quarter of fiscal year 1995, representing an increase of 42.2%. As a percentage of revenues, general and administrative expenses decreased to 22.6% of revenues in the quarter ended August 31, 1996 from 25.9% in the same quarter of 1995. This period over period increase in absolute dollars in general and administrative expenses was attributable principally to higher general and administrative payroll costs and increased facilities costs to support the Company's growth, as well as increases in business development expense, partially offset by decreases in bad debt expense and a reduction in management fees paid to The Interpublic Group of Companies ("IPG"). As a percentage of revenues, decreases in bad debt expense, administrative and facilities costs, and IPG management fees were partially offset by increases in general and administrative payroll and business development costs. In the future, general and administrative expenses will include expense associated with the amortization of approximately $4.8 million in goodwill related to the Schell/Mullaney Acquisition, to be amortized over twenty years.

     Other Income (Expense), Net

     Other income, net increased primarily due to an increase in interest income of approximately $384,000 in the fiscal quarter ended August 31, 1996 versus the same quarter of fiscal 1995 due to higher average cash, cash equivalents, and marketable securities balances.

     Income Taxes

     Combined federal and state income tax rates were 36.1% in the quarter ended August 31, 1996 and 44.0% in the third quarter of 1995. The reduction in rate is primarily due to the impact of income generated by the Company's holdings in tax advantaged investments.

NINE MONTHS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995

     Revenues

     Revenues increased to $38.4 million in the nine months ended August 31, 1996 from $24.5 million in the nine months ended August 31, 1995, representing an increase of 57.0%. This increase in revenues was primarily due to an increase in the volume of creative and design projects undertaken for existing clients of the Company, as well as the establishment of new client relationships. Revenues from new media projects represented approximately 33% of revenues for the nine months ended August 31, 1996.

     Direct Salaries and Related Expenses

     The Company's direct salaries and related expenses increased 47.1% to approximately $11.0 million in the nine months ended August 31, 1996 from approximately $7.5 million during the nine months ended August 31, 1995, and decreased to 28.8% of revenues for the first nine months of fiscal year 1996 from 30.7% of revenues for the first nine months of fiscal 1995. This increase in absolute dollars resulted principally from the Company's hiring of additional full time employees, many of whom initially provided services to the Company as independent consultants on a periodic basis. The decrease in these expenses as a percentage of revenues reflects a more rapid increase in revenues than in direct salaries and related expenses. Fees paid to independent consultants are included in other direct operating expenses.

     Other Direct Operating Expenses

     Other direct operating expenses increased 52.8% to $14.2 million in the nine months ended August 31, 1996 from $9.3 million in the first nine months of fiscal year 1995, representing 37.1% of revenues in the first nine months of 1996 and 38.1% of revenues in the first nine months of 1995. The period over period increase in absolute dollars was attributable to increases in freelance talent and materials costs necessary to support the higher level of revenues. The decrease in other direct operating expenses as a percentage of revenues resulted principally from the increased proportion of higher margin creative and design projects.

     General and Administrative Expenses

     General and administrative expenses increased to approximately $8.8 million in the nine months ended August 31, 1996 from approximately $6.2 million in the same period of fiscal year 1995, representing an increase of 42.2%. As a percentage of revenues, general and administrative expenses decreased to 22.9% of revenues in the nine months ended August 31, 1996 from 25.3% in the first nine months of fiscal 1995. This period over period increase in absolute dollars in general and administrative expenses was attributable principally to increased facilities and payroll costs to support the Company's growth, as well as increases in business development expense, offset in part by reductions in bad debt expense and management fees paid to IPG. The decrease in these expenses as a percentage of revenues reflects a more rapid increase in revenues than in general and administrative expenses. In the future, general and administrative expenses will include expense associated with the amortization of approximately $4.8 million in goodwill related to the Schell/Mullaney Acquisition, to be amortized over twenty years.

     Other Income (Expense), Net

     Other income, net increased primarily due to an increase in interest income of approximately $996,000 during the nine months ended August 31, 1996 over the same period of fiscal 1995 due to higher average cash, cash equivalents, and marketable securities balances.

     Income Taxes

     Combined federal and state income tax rates were 35.5% in the nine months ended August 31, 1996 and 44.0% in the first nine months of fiscal 1995. The reduction in rates is primarily due to the impact of income generated by the Company's holdings in tax advantaged investments.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and investments in property and equipment through cash generated from operations, bank borrowing, equity financing and capital lease financing arrangements. At August 31, 1996, the Company had no material capital commitments.

     Cash, cash equivalents and marketable securities, consisting primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $44.0 million at August 31, 1996 compared to $2.3 million at November 30, 1995. The increase in cash, cash equivalents and marketable securities during this period was primarily due to net proceeds of $37.8 million and $3.7 million resulting from the sale of stock in connection with the Company's initial public offering in December 1995 and a secondary offering in June 1996, respectively, and from cash provided by operations of $1.3 million.

     As of August 31, 1996, the Company had a $3.0 million credit facility available under a revolving line of credit based on 75% percent of eligible accounts receivable, as well as a $1.0 million three year term loan facility available for purchases of equipment, both of which expired on September 30, 1996. The credit facilities were secured by all the assets of the Company and bore interest at prime plus 0.5% for the line of credit and prime plus 0.75% for the term loan. At August 31, 1996, there was no indebtedness outstanding under these credit facilities. On September 30, 1996, the Company renewed its $3.0 million credit facility under a revolving line of credit. This new credit line is not restricted by eligible accounts receivable. The Company also renewed its $1.0 million three year term loan facility available for purchases of equipment. The new credit facilities are secured by all the assets of the Company and bear interest at prime for the line of credit and prime plus 0.5% for the term loan. These credit agreements, which are scheduled to expire on September 30, 1997, require compliance with various financial covenants and restrictions, including maintenance of minimum levels of net worth and profitability, and restrict the Company's ability to pay dividends or to effect mergers or acquisitions without the bank's consent.
The Company believes its current cash, cash equivalents, and marketable securities, together with existing credit facilities and cash flows from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next twelve months, including the cost of business acquisitions, if any.*

     The Company may need to raise additional funds through public or private debt or equity financing in order to take advantage of opportunities that may become available to the Company, including expansion and acquisition of businesses, products or technologies, or otherwise to respond to competitive pressures. There can be no assurance that the Company will be able to raise additional capital on favorable terms or at all.

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

     The Company's five largest clients accounted for 32.8% of the Company's revenues for the nine months ended August 31, 1996, with fluctuations in the amount of revenue contribution from each such client from quarter to quarter. Since the Company's clients generally retain the Company on a project by project basis, a client from whom the Company generates substantial revenue in one period may not be a substantial source of revenue in a subsequent period. To the extent that the Company's major clients do not remain a significant

---------------

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

     As part of its business strategy, the Company has made and expects to continue to make acquisitions of, or significant investments in, businesses that offer complementary marketing communication services, products and technologies. Any such future acquisitions or investments would be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired personnel and clients, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

 EXHIBIT
   NO.                                   DESCRIPTION
----------   -------------------------------------------------------------------
   11.1      Statement Regarding Computation of Per-Share Earnings
   27        Financial Data Schedule

     b. Reports on Form 8-K

          Form 8-K dated June 7, 1996 was filed in connection with the signing of a definitive agreement to acquire Schell/Mullaney, Inc.

          Form 8-K dated August 1, 1996 was filed on August 15, 1996 in connection with the closing of the acquisition of Schell/Mullaney, Inc. ("The Schell/Mullaney Acquisition").

          Form 8-K/A dated August 1, 1996 was filed on October 9, 1996 in connection with the closing of the Schell/Mullaney Acquisition.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CKS GROUP, INC.
                                          (Registrant)

Date: October 11, 1996                    By:       /s/ MARK D. KVAMME

                                            ------------------------------------
                                                      Mark D. Kvamme,
                                            Chairman and Chief Executive Officer
                                               (Principal Executive Officer)

Date: October 11, 1996                    By:       /s/ CARLTON H. BAAB

                                            ------------------------------------
                                                      Carlton H. Baab,
                                                Executive Vice President and
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                        EXHIBITS
-------     ----------------------------------------------------------------------------
  11.1      Statement Regarding Computation of Per-Share Earnings
  27        Financial Data Schedule