Form 10-K
period 1996-11-30
CKS GROUP INC
filed 1997-02-28
CIK 1002518

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
     __________.

COMMISSION FILE NUMBER: 0-27090

                                CKS GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                   77-0385435
         (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
         INCORPORATION OR ORGANIZATION)

       10441 BANDLEY DRIVE, CUPERTINO, CA                         95014
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                   (ZIP CODE)

       Registrant's telephone number, including area code: (408) 366-5100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                         ON WHICH REGISTERED
     ---------------------------------------     ---------------------------------------
                      None                                        None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $0.001 par value
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  x      No  __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 25, 1997 as reported on the National Market of The Nasdaq Stock Market, was approximately $209 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 12, 1997, registrant had outstanding 14,133,131 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     THE REGISTRANT HAS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K PORTIONS OF ITS PROXY STATEMENT FOR REGISTRANT'S ANNUAL MEETING OF STOCKHOLDERS TO BE HELD APRIL 23, 1997.

================================================================================

     The Business section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Factors Affecting Operating Results and Market Price of Stock" commencing on page 8.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     CKS Group is an integrated marketing communications holding company headquartered in Cupertino, California. The Company specializes in offering a wide range of integrated marketing communication services that help companies market their products, services and messages. The integrated marketing communication services CKS Group provides include strategic corporate and product positioning, corporate identity and product branding, new media, systems integration, environmental design, packaging, collateral systems, advertising, direct mail, consumer promotions, trade promotions and media placement. CKS Group is a provider of integrated marketing communication programs that utilize advanced technology solutions and new media -- which CKS Group defines as media that delivers content to the end user in digital form, including the World Wide Web, the Internet, proprietary online services, CD-ROMs, laptop PC presentations and interactive kiosks. New media services represented approximately 8%, 25% and 36% of the Company's revenues for fiscal years 1994, 1995 and 1996, respectively. The balance of the Company's revenue for such periods was derived from the Company's other integrated marketing communication services, including strategic corporate and product positioning, corporate identity and product branding, environmental design, packaging, collateral systems, advertising, direct mail, consumer promotions, trade promotions and media placement.

     The Company was incorporated in California in 1994 and is the successor to three predecessor corporations, CKS Partners, Inc., CKS Pictures, Inc. and CKS Interactive, Inc., which are now wholly owned subsidiaries of the Company. CKS Partners, Inc. originally began business in 1987 with two employees as Cleary Communications. CKS Pictures, Inc. and CKS Interactive, Inc. were incorporated in 1994. The Company was reincorporated in Delaware in December 1995. The Company acquired Schell/Mullaney, Inc. ("Schell/Mullaney") in August 1996; Donovan & Green, Inc. ("Donovan & Green") in January 1997; and McKinney & Silver ("M&S") in January 1997. The Company's executive offices are located at 10441 Bandley Drive, Cupertino, California 95014. Its telephone number at that address is (408) 366-5100. The Company's Internet address is: http://www.cks.com. Information contained on the Company's Internet site shall not be deemed a part of this Report.

INDUSTRY BACKGROUND

     Several recent trends within the U.S. and international business communities are changing the marketing communications needs of businesses throughout the world. These trends include the following:

          - Shortening product life cycles and preparation times for marketing campaigns, which increase the need for rapid development and execution of marketing strategies.

          - The emergence of new media, such as the World Wide Web, proprietary online services, CD-ROMs, laptop PC presentations and interactive kiosks, as well as the increasing availability of sophisticated digital delivery, storage and multimedia enhancement tools and technologies.

          - The advent of narrowly focused media delivery vehicles, such as proprietary online services, the World Wide Web, satellite television and special interest magazines, which allow greater market segmentation, but demand coordination of multiple variations of marketing messages aimed at particular market subsegments.

          - Corporate downsizing, which has led many corporations to reduce the size of their in-house marketing departments, which in turn has led to an increased need to outsource the creation and coordination of such corporations' marketing strategies.

CKS CORE STRENGTHS

     The Company's overall objective is to consistently deliver integrated marketing communication services and products to its clients through the creative use of advanced technology, breakthrough design and superior account management. The Company believes that certain core strengths have been, and will continue to be, key to the Company's success. These core strengths include the following:

     New Media Communications. The Company develops and implements new media marketing communication programs. The Company created its first interactive marketing program for Apple Computer Co. ("Apple") in 1988 using Apple's Hypercard technology. Since that time, the Company has continued to build on its new media capabilities. The Company believes that its fundamental understanding of the tools and technologies used to develop and distribute new forms of interactive communication provides it with a substantial advantage over its competitors in the emerging new media area.

     Integrated Marketing. The Company currently offers a full range of marketing communication services to its clients, including strategic corporate and product positioning, corporate identity and product branding, new media, systems integration, environmental design, packaging, collateral systems, advertising, direct mail, consumer promotions, trade promotions and media placement services. The Company provides both traditional and new media solutions in these areas. While some of the Company's employees specialize in only one or two of these disciplines, many are generalists skilled at providing high quality marketing services in several of these areas.

     Creative Excellence. The Company attempts to provide creative solutions in all areas of marketing communications that meet or exceed the highest standards of service within each individual discipline. In order to maintain high levels of creativity and quality, the Company places great importance on recruiting and retaining talented employees. The Company's investments in tools and technologies have served as a competitive advantage in recruiting and retaining many talented employees who are attracted to the Company's technology-driven culture. In addition, the Company's integrated approach to marketing communication services attracts and retains many highly qualified employees who are interested in applying their skills to more than one marketing discipline. Moreover, the Company's multiple office locations enable the Company to attract creative, technical, production and management talent in a variety of geographic markets. The Company has received numerous honors and awards, including Addy Awards, Marget Larsen Awards for Design, Murphy Awards, Telly Awards and a Communication Arts Design Annual award.

     Technological Proficiency. One of the Company's primary objectives has been to capitalize on the fundamental changes in the marketing communication services marketplace by becoming the premier supplier of integrated marketing communications through the use of advanced technology.

     The Company employs the extensive information technology expertise and experience of its staff to provide clients with end-to-end new media content delivery solutions. Towards this end, the Company created an information technology and consulting division, CKS Enterprise, in August 1996. CKS Enterprise's engineering staff includes individuals with extensive experience in computer systems, networking and relational database technology. CKS Enterprise provides a broad range of information technology services, such as systems database design, systems architectural design and performance tuning. These services enable clients to extend new media marketing content to include live audio and video event broadcasts over the Web, Internet commerce infrastructure and access to corporate intranets and commercial databases.

     The Company's programming staff is skilled in Java, PL/SQL, HTML, C/C++, Perl, Visual Basic and other programming languages, and Oracle, Sybase and Informix database environments, as well as multimedia tools such as Director, JavaScript, QuickTime VR and various content distribution, or "push," technologies. In addition, the Company's reputation as a technological innovator allows it to acquire licenses to certain third-party software products and tools prior to the time such products and tools are generally available by acting as a beta site for pre-release versions of these products and tools.

CKS STRATEGY

     The Company intends to expand upon its core strengths in order to further enhance its ability to provide high quality marketing solutions that must be developed quickly and efficiently. * The Company's strategy also includes the following key elements:

     Use Integration as a Tool for Building Client Relationships. The Company has been able to utilize its integrated approach to marketing communication services as an effective tool in forming its present client relationships, and the Company believes that such integration will continue to serve this function in the future.* The Company's client relationships have typically begun with a single assignment that might encompass corporate identity or packaging, a brochure or a World Wide Web site. Such single project relationships have allowed clients to "test" the Company's services with minimal long-term risk. In many instances, with clients such as Fujitsu PC Corporation, MCI Communications Corporation ("MCI"), Microsoft Corporation ("Microsoft"), The Dunn & Bradstreet Corporation and Widmer Brothers Brewing Company, the Company has been successful in expanding the relationship beyond the single-project assignment to include additional projects in other marketing disciplines.

     Grow Through Acquisitions of Complementary Businesses. The Company seeks to acquire businesses that offer complementary marketing communication services, products and technologies.* The Company evaluates potential acquisitions for their ability to add to the Company's new media capabilities, technological proficiency, creative excellence and integrated marketing services skills. In addition, the Company seeks to leverage acquisitions to expand the breadth of the Company's management.* Other factors that the Company evaluates in considering potential acquisitions include a reputation for superb creative work both in specialities where the Company is particularly strong and in specialties that have not been the Company's historic strengths, accessible proprietary technology and new media expertise, potential for geographic expansion, relationships with certain companies and clients and the degree to which the potential acquisition candidate shares the Company's vision of combining integrated marketing communications services with an understanding of technology. To date, the Company has completed or expects to complete* the following acquisitions:

                         ACQUIRED ENTITY                                 ACQUISITION DATE
------------------------------------------------------------------    -----------------------
Schell/Mullaney -- a New York advertising and marketing firm          August 1996
specializing in marketing communication services for high
technology clients.
Donovan & Green -- a New York integrated marketing communications     January 1997
firm with a strong emphasis in environmental design, brand
identity and imaging and the evolving discipline of information architecture.
McKinney & Silver -- a Raleigh, North Carolina advertising and        January 1997
marketing services firm.
Prisma Holding GmbH -- an integrated marketing communications firm    March 1997 (expected)*
that provides direct marketing, advertising, event marketing, public relations and channel marketing services in Germany,
Switzerland and Austria.

     See "Factors Affecting Operating Results and Market Price of Stock -- Risks Associated with Acquisitions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Expand Scope of Services and Geographic Locations. The Company seeks to expand both the breadth and depth of its integrated marketing communication services both by continuing to expand the scope of the marketing communications services that it currently offers and adding new offices in cities where clients have

---------------

     *This statement is a forward-looking statement reflecting current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 8, for a discussion of factors that could affect future performance.

recognized the need for the Company's services.* In 1996, the Company opened an office in Washington, D.C., and plans to open other offices in the future.* This strategy entails the risk that business at a new office will not develop as well as the Company anticipates. See "Factors Affecting Operating Results and Market Price of Stock -- Management of Growth; Risk Associated with Expansion."

     Capitalize on Leadership Position and Market Opportunities in New
Media. The Company has been and continues to be a leader in the development and application of new media marketing communication services and products. The Company believes that the proliferation of the Internet and other new media will continue to provide substantial opportunities to the Company.* These trends have enabled companies to focus their marketing messages and may ultimately result in one-on-one marketing to specific individuals. Towards this end, the Company seeks to provide clients with integrated new media design and development services as well as support in implementing and maintaining key content delivery technologies.

     Leverage Relationship with The Interpublic Group of Companies, Inc. ("IPG"). In January 1995, the Company entered into a financial and strategic relationship with IPG, one of the three largest advertising and communications corporations in the world. The relationship was based on IPG's desire to accelerate the integration of advanced technology into its own advertising agency services, as well as the Company's interest in gaining access to IPG's resources and substantial existing client base. Certain of IPG's clients have periodically relied on the Company for new media marketing communication services. In addition, as a result of IPG's active acquisition history (having acquired over 250 marketing communication companies), IPG has aided the Company in identifying, valuing and integrating potential acquisitions. Moreover, IPG has provided the Company with access to additional research capabilities and a worldwide network of agencies that the Company might otherwise not have.

CKS CLIENTS AND SERVICES

     The Company provides a broad range of marketing communication services. Depending on the scope of the assignment, the Company's services to its clients range from execution of a discrete marketing project, such as designing product packaging, to taking responsibility for the overall marketing message through various methods. When the Company assumes responsibility for the overall marketing message, the Company works with the client to analyze the client's products or services and the market for those services and to evaluate the appropriate media to reach the desired market efficiently. The Company then creates and distributes various versions of the message through the chosen media. The Company's services include the following:

     - Strategic Corporate and Product Positioning -- Development of a unique selling proposition for either a company or product that differentiates it from the competition.

     - Corporate Identity and Product Branding -- Development of a creative look and feel that establishes a corporate or brand personality to differentiate it from the competition.

     - New Media -- Development of media to be delivered to end users in digital form, including the World Wide Web, the Internet, proprietary online services, CD-ROMs, laptop PC presentations and interactive kiosks.

     - Systems Integration -- Development and execution of information technology services such as systems database design, systems architectural design and performance tuning, that enable clients to extend new media marketing content to include live audio and video broadcasts over the Web, Internet commerce infrastructure and access to the corporate intranets and commercial databases.

---------------

     *This statement is a forward-looking statement reflecting current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 8, for a discussion of factors that could affect future performance.

     - Environmental Design -- Creative design, development and management of virtual and physical images as well as information and entertainment environments, including the development of public exhibition spaces and new retail store formats.

     - Packaging -- Creative development, design and production of an individual retail package or integrated retail packaging systems.

     - Collateral Systems -- Development and implementation of a literature system including, for example, individual brochures, flyers and data sheets.

     - Advertising -- Broadcast and/or print advertising designed to generate awareness of a company, product, or service over an extended period of time.

     - Direct Mail -- Development of mail programs designed to generate demand among a specific target audience within a limited time frame.

     - Consumer Promotions -- Marketing communications campaign and merchandising materials designed to increase sales among consumers.

     - Trade Promotions -- Marketing communications campaign designed to provide information and incentives to specific industry trade during a limited time.

     - Media Placement Services -- Strategic planning, negotiation and purchase of both traditional and new media.

     The Company's five largest clients accounted for 42% and 29% of the Company's revenues for the fiscal years ended November 30, 1995 and November 30, 1996, respectively, with fluctuations in the amount of revenue contribution from each such client from quarter to quarter. MCI and Apple, the Company's two largest clients during fiscal 1995, accounted for approximately 19% and 7% of the Company's revenues, respectively, during that year. MCI and Microsoft, the Company's two largest clients during fiscal 1996, accounted for approximately 14% and 4% of the Company's revenues, respectively, during that year. Since the Company's clients generally retain the Company on a project by project basis, a client from whom the Company generates substantial revenue in one period may not be a substantial source of revenue in a subsequent period. For example, of the five largest clients (in terms of revenues recognized by the Company) during the fiscal year ended November 30, 1996, only two were in the top five for the fiscal year ended November 30, 1995.

     CKS generally performs services for its clients on a project by project basis. In certain circumstances the Company enters into agreements with its clients to establish the terms upon which the Company deals with such clients when the Company is engaged to perform services. Such agreements are generally terminable at will by either party and without penalty.

DEVELOPMENT OF NEW CLIENT RELATIONSHIPS

     The Company attracts new clients through a number of different methods. To date, the Company has relied heavily on referrals from existing clients to attract new clients. The Company's executive officers have historically engaged in numerous speaking tours and other presentations aimed at attracting new clients. These speaking tours have led directly to the formation of new client relationships by the Company as well as substantial press and other media coverage of the Company, which has indirectly assisted the Company in forming new client relationships. The Company also advertises its integrated marketing communication services in certain business magazines. In March 1996, the Company opened an office in Washington, D.C. in order to enhance the Company's ability to rapidly meet the needs of MCI, the Company's largest client in terms of fiscal 1996 revenues. The Company may establish additional offices in the future in order to further relationships with existing clients or in order to facilitate acquiring new clients in diverse geographic markets.*

USE OF TECHNOLOGY

     The Company's founders' and many of its employees' prior experience in technology companies, along with the location of the Company's headquarters in Silicon Valley, have helped the Company to utilize technology as a major competitive advantage. The Company employs its extensive information technology expertise and experience in providing clients with end-to-end new media content creation and delivery solutions. The Company also acquires licenses to certain third-party software products and tools prior to the time such products and tools are generally available by acting as a beta site for pre-release versions of these products and tools. In addition, the Company employs technology to maximize its ability to provide high quality, integrated marketing communication services to its clients in a timely and cost-effective manner.

  CKS Enterprise

     In August 1996, the Company established CKS Enterprise, a information technology consulting and integration organization. CKS Enterprise's engineering staff includes individuals with extensive experience in computer systems, network and relational database technology. CKS Enterprise provides a broad range of information technology services, such as systems database design, systems architectural design and performance tuning. These services enable clients to extend new media marketing content to include live audio and video event broadcasts over the Web, Internet commerce infrastructure and access to corporate intranets and commercial databases. CKS Enterprise has the skill set and infrastructure to successfully implement and support a wide range of information technology systems; from a simple Web site providing information to the Internet, to large data warehouses performing complex ad hoc queries, to mission critical online transaction processing environments.

  Access to New Technologies

     The Company's reputation as a technological innovator frequently allows it access to advanced media and communications technologies before such technologies are available to the general public or to the Company's competitors. In addition, the Company is frequently involved in alpha and beta test programs for pre-release versions of new information technologies. Early access to emerging technologies allows the Company to provide innovative media and marketing solutions to its customers before the Company's competitors, and to more rapidly explore and exploit the benefits of such new technologies. As a result of these relationships, the Company's engineers and creative staff regularly interact with the persons who design and develop the new media tools the Company uses. The Company believes it enjoys an advantage over rival marketing communication providers in effectively utilizing advanced multimedia and communications technologies to deliver its clients' marketing messages.

  Digital Content

     The Company has made a substantial investment in technology which allows all of its employees to share and utilize digital content as well as other Company and client information in an easy and efficient manner. All work performed by most of the Company's offices for their clients is maintained in digital form on CD-ROMs. The Company has created an electronic network among its offices, which facilitates the sharing of information and allows each office to benefit from the experience and know-how of the other offices. The Company believes that its use of digital technology for the production and shipping of audio and video content, frequent updating of content for whatever medium is being used for its distribution, packaging and design

---------------

     *This statement is a forward-looking statement reflecting current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 8, for a discussion of factors that could affect future performance.

assignment, virtual sets, internal communication, and cost control enable the Company to provide superior solutions to its clients at lower costs than traditional marketing communication services companies.

  Electronic Job Jacket Software

     The Electronic Job Jacket is a software system that the Company uses for internal purposes only that tracks financial and other information relating to completed and open projects being worked on by the Company. The Company uses the Electronic Job Jacket in project bids to help estimate, based upon historical information from prior projects, the various resources that will be needed to complete the project. When a project commences, each person working on the project records, on a daily or weekly basis, the time spent on the project. This allows the account manager, each individual working on the account, the Company's executive officers and finance personnel, and each employee of the Company to compare, at any time, the Company's performance against the estimates that formed the basis for the Company's project quote. This allows the Company to determine early in the process if its costs of performing the services are likely to exceed the revenue received, or result in lower margins than anticipated. By closely monitoring the information contained in the Electronic Job Jacket, the Company is better able to manage its projects. The Company can also obtain data on the costs of performing certain services, thereby improving its ability to prepare appropriate bids on future projects. The Electronic Job Jacket is linked with the Company's accounting system, allowing the Company to obtain accurate information as to the extent of project completion for the purpose of recognizing revenues.

COMPETITION

     The markets for the Company's services are highly competitive and are characterized by pressures to reduce prices, incorporate new capabilities and accelerate job completion schedules.

     The Company faces competition from a number of sources. These sources include national and regional advertising agencies as well as specialized and integrated marketing communication firms. In addition, with respect to new media, many advertising agencies have started to either internally develop or acquire new media capabilities. New competitors that either provide integrated or specialized services (e.g., corporate identity and packaging, advertising services or World Wide Web site design) and are technologically proficient, especially in the new media arena, have emerged and are competing with the Company. Many of the Company's competitors or potential competitors have longer operating histories, longer client relationships and significantly greater financial, management, technology, development, sales, marketing and other resources than the Company. In addition, the Company's ability to maintain its existing client relationships and generate new clients depends to a significant degree on the quality of its services and its reputation among its clients and potential clients, as compared with the quality of services provided by and the reputations of the Company's competitors. To the extent the Company loses clients to the Company's competitors because of dissatisfaction with the Company's services or the Company's reputation is adversely impacted for any other reason, the Company's business, financial condition and operating results could be materially adversely affected.

     There are relatively low barriers to entry into the Company's business. The Company has no significant proprietary technology that would preclude or inhibit competitors from entering the integrated marketing communication solutions market. The Company expects that it will face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer marketing communication services and products that provide significant performance, price, creative or other advantages over those offered by the Company, which could have a material adverse effect on the Company's business, financial condition and operating results.

     The principal factors on which the Company competes are creative quality, client service, technological and new media sophistication, price and intangible factors such as the interpersonal skills of the individuals managing the client account. The Company believes that it competes favorably with respect to each of these factors.*

EMPLOYEES

     As of November 30, 1996, the Company had a total of 323 employees, 271 of which were full-time regular employees.

     The Company's success depends to a significant extent upon certain members of senior management, including Mark D. Kvamme, Thomas K. Suiter, Carlton H. Baab and other key employees. Although the Company maintains key man life insurance policies on Messrs. Kvamme, Suiter and Baab and certain other key personnel, there can be no assurance that such insurance policies will adequately compensate for the loss of such individuals. The Company has no employment agreements with any of these individuals. The loss of any senior manager or other key employee could have a material adverse effect upon the Company's business, financial condition and operating results. In addition, the Company's ability to generate revenues relates directly to the Company's personnel, both in terms of the number and expertise of the personnel the Company has available to work on its projects as they are received and the mix of such personnel (i.e., full time or temporary employees or contract service providers). As a result, any failure by the Company to retain existing employees or hire new employees when necessary could have a material adverse effect upon the Company's business, financial condition and operating results. In addition, if one or more of the Company's key employees resigns from the Company to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect upon the Company's business, financial condition and operating results. Further, in the event of the loss of any such personnel there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices, procedures or client lists. The Company believes that its future success will depend in large part upon its ability to attract and retain additional highly skilled creative, technical, financial and strategic marketing personnel. Competition for such personnel, especially creative talent, is intense. There can be no assurance the Company will be successful in attracting and retaining such personnel, and the failure to do so could have a direct and immediate material adverse effect on the Company's business, financial condition and operating results. See "Directors and Officers of the Company".

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

     CKS operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

     Dependence on Key Accounts. The Company's five largest clients accounted for 42% and 29% of the Company's revenues for the fiscal years ended November 30, 1995 and November 30, 1996, respectively, with fluctuations in the amount of revenue contribution from each such client from quarter to quarter. MCI and Microsoft, the Company's two largest clients during the fiscal year ended November 30, 1996, accounted for approximately 14% and 4% of the Company's revenues, respectively, during the period. Since the Company's clients generally retain the Company on a project by project basis, a client from whom the Company generates substantial revenue in one period may not be a substantial source of revenue in a subsequent period. For example, of the five largest clients (in terms of fees paid to the Company) during the fiscal year ended November 30, 1996, only two were in the top five for the fiscal year ended November 30, 1995. To the extent that the Company's major clients do not remain a significant source of revenues, and the Company is unable to replace these clients, there could be a direct and immediate material adverse effect on the Company's business, financial condition and operating results. The Company's typical project lasts four to six weeks. Once a project is completed there can be no assurance that a client will engage the Company for further services. In

---------------

     *This statement is a forward-looking statement reflecting current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 8, for a discussion of factors that could affect future performance.

addition, the Company's clients may unilaterally reduce their use of the Company's services or terminate existing projects without penalty. The termination of the Company's business relationship with any of its significant clients or a material reduction in the use of the Company's services by a significant client would have a material adverse effect on the Company's business, financial condition and operating results.

     Fluctuations in Quarterly Operating Results and Margins; Seasonality of Business. The Company's operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, including timing of the completion, material reduction or cancellation of major projects or the loss of a major client, timing of the receipt of new business, timing of the hiring or loss of personnel, timing of the opening or closing of an office, the relative mix of high margin creative projects as compared to lower margin production projects, changes in the pricing strategies and business model of the Company or its competitors, capital expenditures and other costs relating to the expansion of operations, and other factors that are outside of the Company's control. Operating results could also be materially adversely affected by increased competition in the Company's markets. The Company's operating margins may fluctuate from quarter to quarter depending on the relative mix of lower cost full time employees versus higher cost independent contractors. The Company experiences some seasonality in its business which results from timing of product introductions and business cycles of the Company's clients. The Company's revenues tend to be somewhat higher during the third and fourth quarters of the Company's fiscal year as the Company's clients prepare marketing campaigns for products launched in anticipation of fall trade shows and the holiday season. The Company's revenues for the first fiscal quarter tend to be somewhat lower because many clients have expended most of their marketing budgets prior to the end of the calendar year and do not release funds from the next calendar year's marketing budget until mid to late January. The Company expects this seasonality to continue in the future. As a result of the foregoing and other factors, the Company anticipates that it may experience material and adverse fluctuations in future operating results on a quarterly or annual basis. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

     Management of Growth; Risks Associated with Expansion. The Company's business has grown rapidly in recent periods. The growth of the Company's business and expansion of its customer base have placed a significant strain on the Company's management and operations. In the last four years, the Company has opened offices in Portland (Oregon), New York and Washington, D.C. The Company's expansion has resulted, and is expected in the future to result, in substantial growth in the number of its employees and in increased responsibility for both existing and new management personnel and strain on the Company's existing operational, financial and management information systems. The Company's success depends to a significant extent on the ability of its executive officers and other members of senior management to operate effectively, both independently and as a group.

     In addition, the Company plans to expand its offerings of integrated marketing communication services and products. There can be no assurance that the Company will be successful in identifying new services or products that will be attractive to clients or that such services or products will ultimately generate revenues in excess of costs to implement them. Difficulties in recruiting and assimilating new personnel, enhancing the Company's financial and operational controls and expanding the Company's marketing and customer support capabilities may impede the Company's ability to pursue its growth strategy. In general, there can be no assurance that the Company will be able to manage its recent or any future expansions effectively, and any inability to do so would have a material adverse effect on the Company's business, financial condition and operating results. There also can be no assurance that the Company will be able to sustain the rates of growth that it has experienced in the past. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Developing Market for New Media; New Entrants; Unproven Acceptance of the Company's New Media Solutions. The Company's future growth is dependent to a significant extent upon its ability to increase the amount of revenue it derives from providing marketing and advertising solutions to its customers through new media, which the Company defines as media that delivers content to end users in digital form, including the World Wide Web, the Internet, proprietary online services, CD-ROMs, laptop PC presentations and interactive kiosks. The market for marketing and advertising through new media has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce through new media. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. There can be no assurance that commerce and communication through new media will continue to grow. The use of new media in marketing and advertising, particularly by those individuals and enterprises that have historically relied upon traditional means of marketing and advertising, generally requires the acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing resources and infrastructure less useful.

     In connection with the Company's new media services, the Company is exploring new methods to derive revenue, so that a larger percentage of its revenues is recurring. These methods include long-term service contracts, ongoing content development contracts and technology consulting and maintenance services. There is no assurance that the Company will be able to negotiate such arrangements with clients.

     Risks Associated with Acquisitions. As part of its business strategy, the Company expects to make acquisitions of, or significant investments in, businesses that offer complementary marketing communication services, products and technologies. Any such future acquisitions or investments would be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired personnel and clients, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. In August 1996, the Company acquired Schell/Mullaney for consideration consisting of an initial payment, in Common Stock of the Company, of $5 million and additional future consideration of up to $9 million in Common Stock of the Company if certain operating results are achieved in 1997 and 1998. In January 1997, the Company acquired the assets of Donovan & Green for consideration consisting of an initial cash payment of $5.15 million and the right to receive $4.83 million in cash and Common Stock of the Company over the next three fiscal years and up to an additional $6.67 million cash and Common Stock of the Company over the next four fiscal years contingent on attainment of certain financial goals. Also in January 1997, the Company acquired M&S for consideration consisting of 841,291 shares of Common Stock which as of the closing of the acquisition had an approximate value of $24.0 million. The Company is also negotiating with other potential acquisition targets and has signed an agreement to acquire Prisma Holding GmbH. The Company expects that future acquisitions, if any, could provide for consideration to be paid in cash, stock or a combination of cash and stock. There can be no assurance that the acquisition of Prisma Holding GmbH or any other potential acquisition will be consummated. There can be no assurance that the Company's prior acquisitions or any other potential acquisitions will not have a material adverse effect on the Company's business, financial condition and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Overview."

     Uncertain Adoption of Internet as a Medium of Commerce and Communications; Dependence on the Internet. The Company's ability to derive revenues from new media solutions will depend in part upon a robust industry and the infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone or timely development of complementary products, such as high speed modems. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be and remain a viable commercial marketplace. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, and quality of service) remain unresolved and may impact the growth of Internet use. There can be no assurance that the Internet will become a viable commercial marketplace. If the necessary infrastructure or complementary products are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, operating results and financial condition could be materially adversely affected.

     Project Profit Exposures. The Company generates the substantial majority of its revenues through project fees on a fixed fee for service basis. The Company assumes greater financial risk on fixed-price type contracts than on either time-and-material or cost-reimbursable contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the Company's profit or cause a loss. Although the majority of the Company's projects typically last four to six weeks and therefore each individual short-term project creates less exposure than a long-term fixed-price contract, in the event the Company does not accurately anticipate the progress of a number of significant revenue-generating projects it could have a material adverse effect on the Company's business, operating results and financial condition.

     Conflicts of Interest. Conflicts of interest are inherent in certain segments of the marketing communications industry, particularly in advertising. The Company has in the past and will in the future be unable to pursue potential advertising and other opportunities because such opportunities will require the Company to provide services to direct competitors of existing Company clients. In addition, the Company risks alienating or straining relationships with existing clients each time the Company agrees to provide services to even indirect competitors of existing Company clients. Conflicts of interest may jeopardize the stability of revenues generated from existing clients and preclude access to business prospects, either of which developments could have a material adverse effect on the Company's business, financial condition and operating results.

     Market Acceptance of the Company's Approach; Service Development; Rapid Technological Change. The Company provides an integrated approach to meet the marketing communications needs of its clients. To compete successfully against specialized service providers, the Company believes that its products and services in each marketing communication discipline will need to be competitive with the services offered by the firms that specialize in each discipline. There can be no assurance that the Company will be successful in providing competitive solutions to clients in each of its integrated marketing communication services and products. Failure to do so could result in the loss of existing customers or the inability to attract and retain new customers, either of which developments could have a material adverse effect on the Company's business, financial condition and operating results.

     Susceptibility to General Economic Conditions. The Company's revenues and results of operations will be subject to fluctuations based upon the general economic conditions. If there were to be a general economic downturn or a recession in the United States, then the Company expects that business enterprises, including its clients and potential clients, will substantially and immediately reduce their advertising and marketing budgets. In the event of such an economic downturn, there can be no assurance that the Company's business, operating results and financial condition would not be materially and adversely affected.

ITEM 2.  PROPERTIES

     The Company's primary facility consists of approximately 93,000 square feet in Cupertino, California including a 22,000 square foot digital video production facility. The Company's other facilities include the following: Campbell, California -- approximately 10,000 square feet; New York -- approximately 19,500 square feet of space; Portland (Oregon) -- approximately 8,500 square feet; San Francisco -- approximately 7,400 square feet; and Washington, D.C., -- approximately 10,900 square feet. The Company leases all of its facilities.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $0.01 par value, has been traded on the Nasdaq National Market System under the symbol CKSG since December 15, 1995. Prior to that, there was no public market for the Company's Common Stock. The high and low per share closing prices for the Company's Common Stock for the period from December 15, 1995 through November 30, 1996 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

                     FISCAL YEAR ENDED NOVEMBER 30, 1996                        HIGH     LOW
-----------------------------------------------------------------------------  ------   ------
First Quarter (Beginning December 15, 1995)..................................  $39.00   $20.00
Second Quarter...............................................................  $43.75   $24.50
Third Quarter................................................................  $38.75   $23.63
Fourth Quarter...............................................................  $28.50   $18.00

     The trading price of the Company's Common Stock has been and in the future could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of new services or business acquisitions by the Company or its competitors, the gain or loss of client accounts, changes in estimates of revenues or earnings by securities analysts, changes in the mix of revenues derived by the Company from new media projects as compared to other projects and other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price of many technology-oriented companies and that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. The trading prices of many high technology and Internet-related companies' stocks, including the Common Stock of the Company, are at or near their historical highs and reflect price/earning ratios substantially above historical norms. There can be no assurance that the trading price of the Company's Common Stock will remain at or near its current level.

     As of February 12, 1997, there were 97 stockholders of record.

     The Company currently intends to retain future earnings to fund the development and growth of its business and therefore does not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by the Company's Board of Directors and will depend on the Company's financial condition, results of operations and other factors deemed relevant by its Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, notes thereto and other financial information included elsewhere herein.

                                                               YEAR ENDED NOVEMBER 30,
                                                    ----------------------------------------------
                                                     1992     1993      1994      1995      1996
                                                    ------   -------   -------   -------   -------
                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues..........................................  $6,723   $12,038   $22,938   $34,792   $56,951
                                                    ------   -------   -------   -------   -------
Operating expenses:
  Direct salaries and related expenses............   1,343     2,782     6,168    10,485    16,542
  Other direct operating expenses.................   3,359     6,183    11,121    13,164    19,866
  General and administrative expenses.............   1,773     2,584     5,131     8,688    13,355
                                                    ------   -------   -------   -------   -------
          Total operating expenses................   6,475    11,549    22,420    32,337    49,763
                                                    ------   -------   -------   -------   -------
Operating income..................................     248       489       518     2,455     7,188
Other income (expense)............................      12       (25)      (38)      (27)    1,757
                                                    ------   -------   -------   -------   -------
Income before income taxes........................     260       464       480     2,428     8,945
Income taxes......................................     110       185       192     1,062     3,266
                                                    ------   -------   -------   -------   -------
Net income........................................  $  150   $   279   $   288   $ 1,366   $ 5,679
                                                    ======   =======   =======   =======   =======
Net income per share..............................  $ 0.02   $  0.03   $  0.03   $  0.13   $  0.43
Shares used in per share computation..............   8,039     8,482     9,944    10,726    13,362

                                                                      NOVEMBER 30,
                                                      --------------------------------------------
                                                       1992     1993     1994     1995      1996
                                                      ------   ------   ------   -------   -------
                                                      (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...........................  $   28   $  102   $   43   $ 2,327   $ 7,528
Marketable securities...............................      --       --       --        --    37,895
Working capital.....................................     128       69     (336)    2,797    49,604
Total assets........................................   1,571    3,953    8,107    13,686    72,908
Notes payable and capital lease obligations, less
  current portion...................................      --      106      340       412       419
Total stockholders' equity..........................     612      895    1,023     4,595    58,656

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Business -- Factors Affecting Operating Results and Market Price of Stock" commencing on page 8.

OVERVIEW

     The Company was originally founded in 1987 as Cleary Communications and initially concentrated on the development and implementation of marketing plans and programs. Over the last several years, the Company developed its vision as an integrated marketing communications company and hired personnel with the appropriate skills to expand its service offerings to encompass a full range of marketing communications, including strategic corporate and product positioning, corporate identity and product branding, new media, systems integration, environmental design, packaging, collateral systems, advertising, direct mail, consumer promotions, trade promotions and media placement services. The Company is a provider of integrated marketing programs that utilize advanced technology solutions and new media -- which the Company defines as media that deliver content to the end user in digital form, including the World Wide Web, the Internet, proprietary online services, CD-ROMs, laptop PC presentations and interactive kiosks. New media services represented approximately 8%, 25% and 36% of the Company's revenues for fiscal years 1994, 1995 and 1996, respectively. The balance of the Company's revenues for such periods were derived from the Company's other integrated marketing communication services, including strategic corporate and product positioning, corporate identity and product branding, environmental design, packaging, collateral systems, advertising, direct mail, consumer promotions, trade promotions and media placement services.

     The Company generates substantially all of its revenues through project fees on a fixed fee for service basis. When the Company prepares to bid on a new project, the Company develops internal estimates for the number of hours required to complete various segments of the project, based in large part on the Company's database of similar projects archived in the Company's proprietary project management software, the Electronic Job Jacket. The Company's policy is to bill 50% of project fees at the commencement of the project, with the balance billed upon completion.

     The Company recognizes revenues related to fixed fee for service projects using the percentage of completion method based on the ratio of costs incurred to total estimated project costs. The Company updates its estimated costs on each project monthly. Fees and expenditures in excess of billings represent the costs incurred and anticipated profits earned on projects in progress in excess of amounts billed, and are recorded as an asset. Billings in excess of fees and expenditures represent amounts billed in excess of costs incurred and estimated profit earned, and are recorded as a liability. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is accrued for the excess.

     The Company is currently exploring new methods to derive revenue, so that a larger percentage of its revenues is recurring.* These methods include the following:

     - Long-term service contracts, under which the Company provides ongoing marketing communication services and technology consulting and maintenance services;

     - Content development contracts for new media, under which the Company prepares and refreshes the content of online communications on a daily, weekly or monthly basis for which the Company receives either an agreed upon flat fee or a percentage of the revenue generated from the online site.

---------------

     * This statement is a forward-looking statement reflecting current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 8, for a discussion of factors that could affect future performance.

     There can be no assurance that the Company will be able to negotiate such arrangements with clients.

     The Company generates higher profit margins when a greater percentage of its services are performed by full time employees rather than independent consultants. Accordingly, the Company actively monitors and manages its level of full time and temporary employees as compared to independent consultants to ensure that future projects are adequately staffed. The Company has made a strategic decision to incur the incremental costs of independent consultants to staff growth in project levels rather than increase the number of full time employees until the Company has determined that the increased revenue levels are sustainable.

     The Company has also made a strategic decision to grow through the acquisition of businesses that offer complementary marketing communications services, products and technologies. In August 1996, the Company completed its acquisition of Schell/Mullaney for consideration consisting of an initial payment in Common Stock of the Company of $5 million, and additional future consideration of up to $9 million in Common Stock of the Company if certain operating results are achieved in 1997 and 1998. In January 1997, the Company completed its acquisition of the assets of Donovan & Green for consideration consisting of an initial cash payment of $5.15 million and the right to receive $4.83 million in cash and Common Stock of the Company over the next three fiscal years and up to an additional $6.67 million in cash and additional shares of the Company's Common Stock over the next four fiscal years upon attainment of certain financial performance goals by Donovan & Green. In January 1997, the Company also completed its acquisition of M&S for consideration consisting of 841,291 shares of Common Stock of the Company, which as of the closing of the acquisition had an approximate value of $24.0 million. The latter acquisition will be accounted for as a pooling of interests. Also in January 1997, the Company entered into an agreement to acquire Prisma Holding GmbH. The Company is also negotiating with other potential acquisition candidates. The Company expects that future acquisitions, if any, could provide for consideration to be paid in cash, stock or a combination of cash and stock. There can be no assurance that any of these acquisitions will be consummated.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenue of certain items included in the Company's statements of operations for the periods indicated:

                                                                       PERCENTAGE OF REVENUES
                                                                      -------------------------
                                                                       YEAR ENDED NOVEMBER 30,
                                                                      -------------------------
                                                                      1994      1995      1996
                                                                      -----     -----     -----
Revenues............................................................  100.0%    100.0%    100.0%
Operating expenses:
  Direct salaries and related expenses..............................   26.9      30.1      29.0
  Other direct operating expenses...................................   48.5      37.8      34.9
  General and administrative expenses...............................   22.3      25.0      23.5
                                                                      -----     -----     -----
          Total operating expenses..................................   97.7      92.9      87.4
                                                                      -----     -----     -----
Operating income....................................................    2.3       7.1      12.6
Other income (expense)..............................................   (0.2)     (0.1)      3.1
                                                                      -----     -----     -----
Income before taxes.................................................    2.1       7.0      15.7
Income taxes........................................................    0.8       3.1       5.7
                                                                      -----     -----     -----
Net income..........................................................    1.3%      3.9%     10.0%
                                                                      =====     =====     =====

FISCAL YEARS ENDED NOVEMBER 30, 1994, 1995 AND 1996

  Revenues

     The Company generates substantially all of its revenues through project fees on a fixed fee for service basis. Revenues increased from $34.8 million in fiscal 1995 to $57.0 million in fiscal 1996, representing an increase of 63.7%. This increase in revenues was due to an increase in the value of creative and design projects undertaken for existing clients of the Company, the establishment of new client relationships, and the inclusion of Schell/Mullaney revenues in the Company's consolidated results. Revenues from new media projects represented approximately 36% of revenues in fiscal 1996. During fiscal 1996, the Company experienced an increase in revenues associated with its new media business of approximately 132% over fiscal 1995, as well as an increase in revenues from other services of approximately 41%.

     Revenues increased from $22.9 million in fiscal 1994 to $34.8 million in fiscal 1995, representing an increase of 51.7%. The increase in revenues was primarily due to an increase in the value of creative and design projects undertaken for existing clients of the Company, as well as to the establishment of new client relationships. Revenues from new media projects represented approximately 25% of revenues for fiscal 1995. During fiscal 1995, the Company experienced an increase in revenues associated with its new media business of approximately 358% over fiscal 1994, as well as an increase in revenues from other services of approximately 23.7%.

  Direct Salaries and Related Expenses

     Direct salaries and related expenses consist primarily of wages for regular and temporary employees, as well as incentive bonus payments and benefits for regular employees. The Company's direct salaries and related expenses increased 57.8% from approximately $10.5 million in fiscal 1995 to approximately $16.5 million during fiscal 1996, representing 30.1% of revenues for fiscal 1995 and 29.0% of revenues in fiscal 1996. The decrease in these expenses as a percentage of revenues reflects a more rapid increase in revenues than in direct salaries and related expenses.

     The Company's direct salaries and related expenses increased 70.0% from $6.2 million in fiscal 1994 to $10.5 million during fiscal 1995, representing 26.9% of revenues for fiscal 1994 and 30.1% of revenues in fiscal 1995. The increase in these expenses as a percentage of revenues from fiscal 1994 to fiscal 1995, as well as the increases in absolute dollars from fiscal 1995 to fiscal 1996 and from fiscal 1994 to fiscal 1995, resulted principally from the Company's hiring of additional full time employees, many of whom initially provided services to the Company as independent consultants on a periodic basis. Fees paid to independent consultants are included in other direct operating expenses.

  Other Direct Operating Expenses

     Other direct operating expenses include materials, contract freelance talent (independent consultants), facilities and equipment expenses necessary to provide services to the Company's clients. Other direct operating expenses increased 50.9% from $13.2 million in fiscal 1995 to $19.9 million in fiscal 1996, representing 37.8% of revenues for fiscal 1995 and 34.9% of revenues in fiscal 1996. In absolute dollars, this increase was primarily attributable to increases in materials costs and freelance talent costs necessary to support the higher level of revenues. The Company's other direct operating expenses increased 18.4% from $11.1 million in fiscal 1994 to $13.2 million for fiscal 1995, representing 48.5% of revenues in fiscal 1994 and 37.8% of revenues in fiscal 1995. Approximately 48% of the absolute dollar increase in other direct operating expenses during this period was due to additional facilities required to support the Company's growth. The decrease in other direct operating expenses as a percentage of revenues from fiscal 1995 to fiscal 1996 and the decrease from fiscal 1994 to fiscal 1995 resulted principally from an increased proportion of higher margin creative and design projects.

  General and Administrative Expenses

     General and administrative expenses include headquarters expenses, insurance, personnel costs for finance and administration, accounting and legal fees, bad debt expense, management information systems expenses, employee benefits and, from January through December 1995, a management fee paid to IPG.

     General and administrative expenses increased 53.7% from approximately $8.7 million in fiscal 1995 to approximately $13.4 million in fiscal 1996 and represented 25.0% and 23.5% of revenues in fiscal 1995 and fiscal 1996, respectively. This period over period increase in absolute dollars was attributable principally to higher general and administrative payroll costs and increased general office costs to support the Company's growth, as well as increases in business development expense, offset in part by reductions in bad debt expense and management fees paid to IPG. The decrease in these expenses as a percentage of revenues from fiscal 1995 to fiscal 1996 reflects a more rapid increase in revenues than in general and administrative expenses. In the future, general and administrative expenses will include expense associated with the amortization of approximately $4.6 million in goodwill related to the acquisition of Schell/Mullaney to be amortized over twenty years, as well as the amortization of goodwill relating to certain of the Company's other acquisitions.

     General and administrative expenses increased from approximately $5.1 million in fiscal 1994 to approximately $8.7 million in fiscal 1995, representing an increase of 69.3%. This increase in absolute dollars was primarily due to an increase of approximately $1.17 million in costs relating to finance and administrative personnel to support the Company's expanded operations and improve the Company's management information systems, and to a lesser extent an increase of $784,000 in the Company's bad debt reserve during fiscal 1995. The Company increased provisions for doubtful accounts to accommodate the increased number of customers served by the Company.

  Other Income (Expense), Net

     Other income, net increased primarily due to an increase in interest income of approximately $1.4 million during fiscal 1996 over fiscal 1995 due to higher average cash, cash equivalent and marketable securities balances.

  Income Taxes

     Combined federal and state income tax rates were 40.0% in fiscal 1994, 43.7% in fiscal 1995, and 36.5% in fiscal 1996. The reduction in rate for fiscal 1996 is primarily due to the impact of income generated by the Company's holdings in tax-advantaged investments.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and investments in property and equipment through cash generated from operations, bank borrowing, equity financing and capital lease financing arrangements. At November 30, 1996, the Company had no material capital commitments.

     Cash, cash equivalents and marketable securities, consisting primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $43,000, $2.3 million and $45.4 million at November 30, 1994, 1995 and 1996, respectively. The increase in cash, cash equivalents and marketable securities during this period was primarily due to net proceeds of $37.8 million and $3.8 million resulting from the sale of stock in connection with the Company's initial public offering in December 1995 and a secondary offering in June 1996, respectively, and from cash provided by operations of $1.0 million, $2.1 million and $3.0 million during fiscal 1994, fiscal 1995 and fiscal 1996, respectively.

     The Company has a $3.0 million credit facility available under a revolving line of credit. The Company also has a $1.0 million three year term loan facility available for purchases of equipment. The credit facilities are secured by all the assets of the Company and bear interest at prime for the line of credit and prime plus 0.5% for the term loan facility. At November 30, 1996, there was no indebtedness outstanding under these credit facilities. These credit agreements, which are scheduled to expire on September 30, 1997, require compliance with various financial covenants and restrictions, including maintenance of minimum levels of net worth and profitability, and restrict the Company's ability to pay dividends or to effect mergers or acquisitions without the bank's consent.

     The Company believes that its current cash, cash equivalents, and marketable securities, together with existing credit facilities and cash flows from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next twelve months, including the cost of business acquisitions, if any.* The Company may need to raise additional funds through public or private debt or equity financing in order to take

---------------

     * This statement is a forward-looking statement reflecting current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 8, for a discussion of factors that could affect future performance.

     advantage of opportunities that may become available to the Company, including more rapid expansion and acquisition of businesses, products or technologies, or to otherwise respond to competitive pressures. There can be no assurance that the Company will be able to raise capital on favorable terms or at all.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is incorporated by reference herein from
Part IV Item 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND OFFICERS OF THE COMPANY

     Certain of information required by Item 10 is set forth under the captions, "Proposal 1: Election of Directors", "Director Compensation and Director Option Plan", and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement, which information is incorporated herein by reference.

     The current executive officers and directors of the Company, and their ages as of January 1, 1997, are as follows:

                  NAME                     AGE                        POSITION
-----------------------------------------  ---   --------------------------------------------------
Mark D. Kvamme...........................  35    Chief Executive Officer and Chairman of the Board
Thomas K. Suiter.........................  42    President, CKS Partners and Director
Carlton H. Baab..........................  39    Executive Vice President, Chief Financial Officer
                                                 and Secretary
Robert T. Clarkson.......................  43    Executive Vice President, Business Development
Alexandre Balkanski(1)...................  36    Director
Pierre R. Lamond(1)(2)...................  66    Director
Barry R. Linsky(1)(2)....................  55    Director
Michael B. Slade.........................  39    Director

---------------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

     Each director of the Company serves a three-year term. Mr. Balkanski's, Mr. Linsky's and Mr. Slade's terms expire at the 1997 Annual Meeting of Stockholders, Mr. Kvamme's and Mr. Lamond's terms expire at the 1998 Annual Meeting of Stockholders, and Mr. Suiter's term expires at the 1999 Annual Meeting of Stockholders.

     Mark D. Kvamme joined the Company in 1989 as a Partner and since 1991 has served as the Chairman of the Company's Board of Directors and Chief Executive Officer. Prior to joining the Company, Mr. Kvamme served as Vice President of Marketing of Pillar Corporation. From September 1986 to January 1989, Mr. Kvamme was International Marketing Manager for Wyse Technology, Inc., a terminal and personal computer manufacturer. Before joining Wyse, Mr. Kvamme founded and served as President and Chief Executive Officer of International Solutions, Inc., a global distributor of hardware and software products, from 1984 to 1986. While at Apple between 1980 and 1984, Mr. Kvamme held various management positions in international sales and marketing and in product development, as well as being one of the initial managers of

Apple France. Mr. Kvamme holds a B.A. in French Economics and Literature from the University of California at Berkeley.

     Thomas K. Suiter assumed the position of President, CKS Partners in May 1996. Mr. Suiter joined CKS in 1991 as Chief Creative Officer, and has served as a member of the Company's Board of Directors since that time. Before joining the Company, Mr. Suiter was World Wide Creative Director of Landor Associates from 1985 to 1991. Prior to joining Landor, Mr. Suiter was Director of Creative Services at Apple from 1984 to 1985 and Creative Director from 1982-1984 where he and his group were responsible for Apple's corporate identity and the marketing communication materials for the MacIntosh and Apple II product lines. Mr. Suiter attended San Diego State University and the Art Center College of Design, Pasadena, California.

     Carlton H. Baab has served as the Company's Chief Financial Officer and Vice President of Finance and Administration since joining the Company in February 1994. Mr. Baab was promoted to Executive Vice President, Chief Operating Officer and Secretary in August 1995. Mr. Baab's duties were consolidated under the titles of Chief Financial Officer, Executive Vice President and Secretary in May 1996. Prior to joining the Company, Mr. Baab co-founded and served as President and Chief Executive Officer of MobileSoft Corporation, a software application developer for the Apple Newton. Mr. Baab was the Vice President & General Manager of the Contract Division at the Levolor Corporation from August 1989 to August 1993. At Levolor, Mr. Baab was also Vice President of Information Technology and Re-Engineering and a member of the executive turnaround team. Mr. Baab holds a B.S. in Electrical Engineering from the University of Southern California and an M.B.A. from the Harvard Graduate School of Business Administration.

     Robert T. Clarkson assumed the position of Executive Vice President, Business Development at the Company in February 1997. From February 1989 to January 1997, Mr. Clarkson served as a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, the Company's primary outside counsel. Mr. Clarkson holds a B.A. in History from Stanford University and a J.D. from the University of California at Los Angeles.

     Alexandre Balkanski has been a member of the Company's Board of Directors since March 1995. Dr. Balkanski is the President and CEO of C-Cube Microsystems, Inc. ("C-Cube"), a publicly-held company specializing in digital video compression solutions, which he co-founded in July 1988. Dr. Balkanski was named Senior Vice President of C-Cube in August 1989, served as its Vice President of Worldwide Sales and Marketing from February 1994 to June 1995, and served as its Executive Vice President and Chief Operating Officer from February 1994 to June 1995. Dr. Balkanski currently serves on the board of directors of both C-Cube and Sierra Semiconductor Corporation. Dr. Balkanski holds graduate degrees from Harvard University in Physics, Economics and Business, as well as a B.A. in Physics from Harvard College.

     Pierre R. Lamond has been a member of the Company's Board of Directors since 1990. Mr. Lamond has been a general partner of Sequoia Capital, a venture capital firm, since 1981. Prior to joining Sequoia, Mr. Lamond was Vice President and Technical Director of National Semiconductor, a company he co-founded in 1967. Mr. Lamond currently serves as the Chairman of the Board of Directors of Cypress Semiconductor Corporation and Vitesse Semiconductor Corporation, and is a director of a number of privately held companies. He holds a B.S. in Electrical Engineering and an M.S. in Physics from the University of Toulouse, France, as well as an M.S. in Electrical Engineering from Northeastern University.

     Barry R. Linsky has been a member of the Company's Board of Directors since January 1995. Mr. Linsky has served as Senior Vice President, Planning and Business Development of IPG since December 1990. Prior to joining IPG at the parent company level, Mr. Linsky was Executive Vice President, Account Service, of Lowe & Partners (formerly The Marschalk Company, a subsidiary of IPG), from 1980 until 1990. From 1972 to 1980, Mr. Linsky held various positions at The Marschalk Company, including Senior Vice President and Director of the agency's New Products Group and positions in account management. Previously, Mr. Linsky had worked in consumer marketing for Lever Brothers Co., Bristol-Myers Company and Squibb Beech-Nut, Inc. He holds a B.A. in Liberal Arts from Dartmouth College and an M.B.A. from Amos Tuck School of Business.

     Michael B. Slade has been a member of the Company's Board of Directors since June 1996. Mr. Slade has served as President and Chief Executive Officer of Starwave Corp., a developer of multimedia information services for the Internet, since February 1993. Prior to joining Starwave, Mr. Slade was Vice President of Special Projects at Asymetrix, a multimedia software developer, from October 1992 to February 1993. From May 1991 to October 1992, Mr. Slade served as Vice President of Marketing at NeXT Computer, Inc., a developer of object-oriented software. Mr. Slade holds a B.A. in Economics from Colorado College and an M.B.A. from Stanford University.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is set forth under the caption, "Executive Compensation" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is set forth under the caption "Security Ownership" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

  1. CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of CKS Group, Inc. and subsidiaries are filed as part of this Report:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    PAGE
                                                                                    ----
    Independent Auditors' Report..................................................   F-2
    Consolidated Balance Sheets as of November 30, 1995 and 1996..................   F-3
    Consolidated Statements of Income for the years ended November 30, 1994, 1995,
      and 1996....................................................................   F-4
    Consolidated Statements of Stockholders' Equity for the years ended November
      30, 1994, 1995, and 1996....................................................   F-5
    Consolidated Statements of Cash Flows for the three years ended November 30,
      1994, 1995, and 1996........................................................   F-6
    Notes to Consolidated Financial Statements....................................   F-7

  2. CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE

     The following consolidated financial statement schedule of CKS Group, Inc. is filed as part of this Report and should be read in conjunction with the consolidated financial statements of CKS Group, Inc.:

                                                                                    PAGE
                                                                                    ----
    Schedule II -- Valuation and Qualifying Accounts..............................   S-1

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  3. EXHIBITS

     (a) The following exhibits are filed with this Report:

 EXHIBIT
  NUMBER                                      EXHIBIT TITLE
----------  ---------------------------------------------------------------------------------
 3.1*       Certificate of Incorporation of the Registrant.
 3.2*       Bylaws of the Registrant.
10.1*       Form of Indemnification Agreement between Registrant and its officers and directors.
10.2*       The Registrant's 1995 Series B Common Stock Plan, as amended.
10.3*       The Registrant's 1995 Stock Plan.
10.4*       The Registrant's 1995 Employee Stock Purchase Plan.
10.5*       The Registrant's 1995 Director Stock Option Plan.
10.6*       Amended and Restated Purchase Agreement dated as of October 17, 1996 by and among the Registrant, The Interpublic Group of Companies, Inc. and certain stockholders of the Registrant.
10.7*       Shareholder Rights Agreement dated as of January 13, 1995 by and among the
            Registrant, The Interpublic Group of Companies, Inc. and certain stockholders of the Registrant.
10.8*       Lease Agreement dated as of March 8, 1995 between Registrant and Devcon
            Associates XVI for Registrant's headquarters facility at 10441 Bandley,
            Cupertino, CA.
10.9        Lease Agreement dated June 11, 1996 between Registrant and Devcon Associates XVI for Registrant's facility at 10381 Bandley, Cupertino, CA.
10.10       Industrial Building Lease dated March 27, 1995 between CKS Partners, Inc. and
            Lazaneo Investment, L.P. for Registrant's facility located at 10260 Bandley,
            Cupertino, CA.
10.11       Industrial Lease Agreement dated November 16, 1995 between CKS Partners, Inc. and
            The Leonard Company for Registrant's facility located at 20615 Lazaneo Drive,
            Cupertino, CA.
10.12       Office Lease Agreement dated February 29, 1996, between Registrant and
            Shorenstein Realty Investors, L.P. for Registrant's facility located at 345 Spear
            Street, San Francisco, CA.
10.13*      Exchange Agreement, dated as of December 1, 1994 among Registrant and certain stockholders of CKS Partners, Inc., CKS Pictures, Inc. and CKS Interactive, Inc.
10.14*      Stock Purchase Agreement among the Registrant, The Interpublic Group of
            Companies, Inc. and certain stockholders of the Registrant dated October 16,
            1995.
10.15*      Letter agreement dated October 14, 1995 between the Registrant and The
            Interpublic Group of Companies, Inc. ("IPG") regarding Shelf Registration
            Statement to be filed to enable IPG to sell shares of Common Stock of Registrant.
10.16**     Agreement and Plan of Reorganization, dated as of June 7, 1996, by and among
            Registrant, Schell/Mullaney, Inc., a New York corporation, Michael Schell, Brian
            Mullaney and First Interstate Bank of California.
10.17***    Asset Purchase Agreement, dated as of October 4, 1996, by and among Registrant,
            Donovan & Green, Inc., a New York corporation ("Donovan & Green"), DG
            Acquisition, Inc., a Delaware corporation ("Sub"), Nancye L. Green and Michael
            Donovan.
10.18***    Amendment No. 1 to Asset Purchase Agreement, dated December 30, 1996, by and among Registrant, Donovan & Green, Sub, Nancye L. Green and Michael Donovan.
10.19****   Acquisition Agreement dated January 31, 1996, by and among Registrant, Raleigh
            Acquisition, Inc., a Delaware Corporation, the current and former partners of
            McKinney & Silver, a North Carolina partnership, Robert C. Doherty, Donald D.
            Maurer and Chemical Trust Company of California.
11.1        Statement regarding Computation of Per Share Earnings.
23.1        Consent of Independent Auditors.
27.1        Financial Data Schedule.

---------------
   * Previously filed as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-98312), filed with Securities Exchange Commission on October 19, 1995.
  ** Previously filed as an exhibit to Registrant's report on Form 8-K dated
     June 7, 1996.
 *** Previously filed as exhibits to Registrant's report on Form 8-K dated
     January 3, 1997.
**** Previously filed as exhibit to Registrant's report on Form 8-K dated
     January 31, 1997.

     (b) Reports on Form 8-K filed in the fourth quarter of fiscal 1996.

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 1997                  CKS GROUP, INC.

                                          By: /s/ CARLTON H. BAAB
                                            ------------------------------------
                                            Carlton H. Baab
                                            Executive Vice President and
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               SIGNATURE                                 TITLE                        DATE
----------------------------------------   ---------------------------------   ------------------

           /s/ MARK D. KVAMME              Chairman and Chief Executive        February 28, 1997
----------------------------------------   Officer (Principal Executive
             Mark D. Kvamme                Officer)

          /s/ CARLTON H. BAAB              Executive Vice President and        February 28, 1997
----------------------------------------   Chief Financial Officer
            Carlton H. Baab                (Principal Financial and
                                           Accounting Officer)

          /s/ THOMAS K. SUITER             Director                            February 28, 1997
----------------------------------------
            Thomas K. Suiter

        /s/ ALEXANDRE BALKANSKI            Director                            February 28, 1997
----------------------------------------
          Alexandre Balkanski

          /s/ PIERRE R. LAMOND             Director                            February 28, 1997
----------------------------------------
            Pierre R. Lamond

          /s/ BARRY R. LINSKY              Director                            February 28, 1997
----------------------------------------
            Barry R. Linsky

          /s/ MICHAEL B. SLADE             Director                            February 28, 1997
----------------------------------------
            Michael B. Slade

                        CKS GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                                                                                         PAGE
                                                                                         ----
Consolidated Financial Statements:
  Independent Auditors' Report.........................................................  F-2
  Consolidated Balance Sheets as of November 30, 1995 and 1996.........................  F-3
  Consolidated Statements of Income for the years ended November 30, 1994, 1995 and 1996..........................................................................  F-4
  Consolidated Statements of Stockholders' Equity for the years ended November 30,
     1994, 1995 and 1996...............................................................  F-5
  Consolidated Statements of Cash Flows for the years ended November 30, 1994, 1995 and 1996..........................................................................  F-6
Notes to Consolidated Financial Statements.............................................  F-7

Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts.....................................  S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CKS Group, Inc.:

     We have audited the consolidated financial statements of CKS Group, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKS Group, Inc. and subsidiaries as of November 30, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KMPG PEAT MARWICK LLP
San Jose, California
December 16, 1996

                        CKS GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              NOVEMBER 30,
                                                                           -------------------
                                                                            1995        1996
                                                                           -------     -------
ASSETS
-------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents..............................................  $ 2,327     $ 7,528
  Marketable securities..................................................       --      37,895
  Accounts receivable, net of allowances of $868 and $762 in 1995 and
     1996, respectively..................................................    7,203      14,542
  Fees and expenditures in excess of billings............................      471       2,043
  Prepaid expenses and other current assets..............................    1,095       1,429
                                                                           -------     -------
          Total current assets...........................................   11,096      63,437
Property and equipment, net..............................................    2,408       3,252
Goodwill and other assets................................................      182       6,219
                                                                           -------     -------
          Total assets...................................................  $13,686     $72,908
                                                                           =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------
Current liabilities:
  Accounts payable.......................................................    3,681       5,224
  Accrued expenses.......................................................    2,371       6,284
  Billings in excess of fees and expenditures............................      959       1,720
  Current portion of notes payable and capital lease obligations.........      316         417
  Income taxes payable...................................................      972         188
                                                                           -------     -------
          Total current liabilities......................................    8,299      13,833
Notes payable and capital lease obligations, less current portion........      412         419
Deferred income taxes....................................................      380          --
                                                                           -------     -------
          Total liabilities..............................................  $ 9,091     $14,252
                                                                           =======     =======
Commitments
Stockholders' equity:
  Preferred stock; $.001 par value; 5,000,000 shares authorized; none issued
     and outstanding.....................................................       --          --
  Common stock; $.001 par value; 30,000,000 shares authorized:
     Series A common stock; 3,114,437 shares issued and outstanding in
      1995...............................................................        3          --
     Common stock; 7,125,000 and 13,162,000 shares issued and outstanding
      in 1995 and 1996, respectively.....................................        7          13
  Additional paid-in capital.............................................    2,380      50,824
  Unrealized loss on marketable securities...............................       --         (65)
  Notes receivable from stockholders.....................................     (292)       (292)
  Retained earnings......................................................    2,497       8,176
                                                                           -------     -------
          Total stockholders' equity.....................................    4,595      58,656
                                                                           -------     -------
          Total liabilities and stockholders' equity.....................  $13,686     $72,908
                                                                           =======     =======

          See accompanying notes to consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEARS ENDED NOVEMBER 30,
                                                                -------------------------------
                                                                 1994        1995        1996
                                                                -------     -------     -------
Revenues......................................................  $22,938     $34,792     $56,951
                                                                -------     -------     -------
Operating expenses:
  Direct salaries and related expenses........................    6,168      10,485      16,542
  Other direct operating expenses.............................   11,121      13,164      19,866
  General and administrative expenses.........................    5,131       8,688      13,355
                                                                -------     -------     -------
     Total operating expenses.................................   22,420      32,337      49,763
                                                                -------     -------     -------
Operating income..............................................      518       2,455       7,188
Other income (expense), net...................................      (38)        (27)      1,757
                                                                -------     -------     -------
Income before income taxes....................................      480       2,428       8,945
Income taxes..................................................      192       1,062       3,266
                                                                -------     -------     -------
Net income....................................................  $   288     $ 1,366     $ 5,679
                                                                =======     =======     =======
Net income per share..........................................  $  0.03     $  0.13     $  0.43
                                                                =======     =======     =======
Shares used in per share computation..........................    9,944      10,726      13,362
                                                                =======     =======     =======

          See accompanying notes to consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                               SERIES A                                      UNREALIZED      NOTES
                             COMMON STOCK      COMMON STOCK     ADDITIONAL    LOSS ON      RECEIVABLE                   TOTAL
                            ---------------   ---------------    PIAD-IN     MARKETABLE       FROM       RETAINED   STOCKHOLDERS'
                            SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     SECURITIES   STOCKHOLDERS   EARNINGS      EQUITY
                            ------   ------   ------   ------   ----------   ----------   ------------   --------   -------------
Balances, November 30,
  1993....................     --     $ --    7,840     $  8     $    363       $ --         $ (319)      $  843       $   895
Issuance of common
  stock...................     --       --    2,273        2          204         --           (146)          --            60
Repurchase of common
  stock...................     --       --     (650)      (1)        (313)        --             94           --          (220)
Net income................     --       --       --       --           --         --             --          288           288
                            ------     ---    -----      ---      -------       ----          -----       ------       -------
Balances, November 30,
  1994....................     --       --    9,463        9          254         --           (371)       1,131         1,023
Issuance of Series A
  common stock............    739        1       --       --        1,923         --             --           --         1,924
Conversion of common stock
  to Series A common
  stock...................  2,375        2    (2,375)     (2)          --         --             --           --            --
Repurchase of common
  stock...................     --       --      (31)      --          (23)        --              8           --           (15)
Issuance of common
  stock...................     --       --       68       --           70         --             --           --            70
Compensation related to
  stock options...........     --       --       --       --          156         --             --           --           156
Collections on stockholder
  notes receivable........     --       --       --       --           --         --             71           --            71
Net income................     --       --       --       --           --         --             --        1,366         1,366
                            ------     ---    -----      ---      -------       ----          -----       ------       -------
Balances, November 30,
  1995....................  3,114        3    7,125        7        2,380         --           (292)       2,497         4,595
Conversion of Series A
  common stock to common
  stock...................  (3,114)     (3)   3,114        3           --         --             --           --            --
Issuance of common
  stock...................     --       --    2,923        3       47,416         --             --           --        47,419
Compensation related to
  stock options...........     --       --       --       --          102         --             --           --           102
Tax benefit from
  disqualifying
  dispositions............     --       --       --       --          926         --             --           --           926
Unrealized loss on
  marketable securities...     --       --       --       --           --        (65)            --           --           (65)
Net income................     --       --       --       --           --         --             --        5,679         5,679
                            ------     ---    -----      ---      -------       ----          -----       ------       -------
Balances, November 30,
  1996....................     --     $ --    13,162    $ 13     $ 50,824       $(65)        $ (292)      $8,176       $58,656
                            ======     ===    =====      ===      =======       ====          =====       ======       =======

          See accompanying notes to consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED NOVEMBER 30,
                                                                -------------------------------
                                                                 1994        1995        1996
                                                                -------     -------     -------
Cash flows from operating activities:
  Net income..................................................  $   288     $ 1,366     $ 5,679
  Adjustments to reconcile net income to net cash provided by operating activities:
     Deferred income taxes....................................     (127)        (10)     (1,325)
     Compensation related to stock options....................       --         156         102
     Tax benefit from disqualifying dispositions..............       --          --         926
     Depreciation and amortization............................      514         738         850
     Changes in operating assets and liabilities:
       Accounts receivable....................................   (2,914)     (1,550)     (5,833)
       Fees and expenditures in excess of billings............      (24)       (292)     (1,572)
       Prepaid expenses and other current assets..............     (140)       (952)         72
       Accounts payable.......................................    2,154         335       1,169
       Accrued expenses.......................................      384       1,565       3,492
       Billings in excess of fees and expenditures............      616         137         269
       Income taxes payable...................................      293         654        (784)
                                                                -------     -------     -------
          Net cash provided by operating activities...........    1,044       2,147       3,045
                                                                -------     -------     -------
Cash flows from investing activities:
  Purchases of property and equipment.........................   (1,649)     (1,239)     (1,368)
  Purchases of marketable securities..........................       --          --     (39,710)
  Sale of marketable securities...............................       --          --       1,750
  Cash acquired in business combination.......................       --          --          55
  Other assets................................................       --          --        (574)
                                                                -------     -------     -------
          Net cash used in investing activities...............   (1,649)     (1,239)    (39,847)
                                                                -------     -------     -------
Cash flows from financing activities:
  Net borrowings (repayments) on line of credit and notes
     payable..................................................      706        (674)       (419)
  Collections on stockholder notes receivable.................       --          71          --
  Proceeds from sale of common stock..........................       60       1,994      42,422
  Repurchase of common stock..................................     (220)        (15)         --
                                                                -------     -------     -------
          Net cash provided by financing activities...........      546       1,376      42,003
                                                                -------     -------     -------
Net change in cash and cash equivalents.......................      (59)      2,284       5,201
Cash and cash equivalents, beginning of year..................      102          43       2,327
                                                                -------     -------     -------
Cash and cash equivalents, end of year........................  $    43     $ 2,327     $ 7,528
                                                                =======     =======     =======
Supplementary disclosure of cash flow information:
  Cash paid:
     Interest.................................................  $    60     $    91     $    63
                                                                =======     =======     =======
     Income taxes.............................................  $    30     $   647     $ 4,488
                                                                =======     =======     =======
  Noncash investing and financing activities:
     Sale of common stock in exchange for stockholder notes...  $   146     $    --     $    --
                                                                =======     =======     =======
     Issuance of common stock in business acquisition.........  $    --     $    --     $ 4,997
                                                                =======     =======     =======

          See accompanying notes to consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       NOVEMBER 30, 1994, 1995, AND 1996

(1)  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business and Principles of Combination

     CKS Group, Inc. (the Company) is an integrated marketing communications company providing corporate identity, advertising, sales promotions, product packaging, general merchandising, and multimedia services.

     The Company was formed in January 1995 in a merger of three entities that were under common control: CKS Partners, Inc., CKS Interactive, Inc., and CKS Pictures, Inc. (collectively, the Former Affiliates). The accompanying consolidated financial statements have been prepared on the basis that these entities were combined at the beginning of their existence for financial reporting purposes. The combined entities have been under common control since inception and have been included in the consolidated financial statements at historical cost, in a manner similar to a pooling of interests, since their respective dates of inception. All transactions and accounts between the combined entities have been eliminated in the accompanying consolidated financial statements.

     In accordance with the merger of the Former Affiliates, each entity's capital stock was converted, using a predetermined conversion factor, to give effect to the merger. All share and per share information has been retroactively restated to give the effect to the merger.

  Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

     The Company classifies its investments in certain debt and equity securities as "available-for-sale." Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. The cost of securities sold is based upon the specific identification method.

  Fair Value of Financial Instruments and Concentrations of Credit Risk

     The carrying value of the Company's financial instruments, including marketable securities and accounts receivable, approximates fair market value.

     Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of accounts receivable. The Company's services are provided to clients in a variety of industries. The Company performs ongoing credit evaluation of its clients, generally does not require collateral, and records allowances for potential credit losses.

  Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over estimated useful lives of four to seven years.

     Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related lease.

  Goodwill

     Goodwill is amortized on a straight-line basis over 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of

                        CKS GROUP, INC. AND SUBSIDIARIES
goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Revenue Recognition

     Revenues are derived from fixed fee arrangements and are recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs. Fees and expenditures in excess of billings represent the costs incurred and anticipated profits earned on projects in progress in excess of amounts billed, and are recorded as an asset. Billings in excess of fees and expenditures represent amounts billed in excess of costs incurred and estimated profit earned, and are recorded as a liability. Such billings are generally at the beginning of contract periods and are in accordance with contract provisions. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is accrued for the excess.

  Income Taxes

     The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Net Income Per Share

     Net income per share is computed using the weighted average number of shares outstanding of common stock and dilutive common equivalent shares from stock options using the treasury stock method. In accordance with certain Securities and Exchange Commission (SEC) Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the Company's initial public offering (IPO) date as if they were outstanding for all prior periods presented using the treasury stock method and the IPO price.

  Recent Accounting Pronouncements

     The Financial Accounting Standard Board (FASB) recently adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company will adopt SFAS No. 121 in fiscal 1997. The adoption of SFAS No. 121 is not expected to have a material effect on the Company's consolidated results of operations.

  Reclassifications

     Certain amounts in the accompanying 1994 and 1995 consolidated financial statements have been reclassified in order to conform them with the 1996 consolidated financial statement presentation.

                        CKS GROUP, INC. AND SUBSIDIARIES

(2) ACQUISITIONS

  Schell/Mullaney, Inc.

     On August 1, 1996, the Company acquired Schell/Mullaney, Inc. (Schell/Mullaney). Upon the closing of the merger the shares of common stock of Schell/Mullaney (Schell/Mullaney common stock) that were issued and outstanding immediately prior to the closing were converted into 183,066 shares of the Company's common stock valued at $5,000,000, and the right to receive up to an additional $9,000,000 in common stock of the Company in 1997 and 1998 upon attainment of certain financial performance goals by Schell/Mullaney. The number of additional shares to be issued to the former shareholders of Schell/Mullaney will be determined based on the average closing price of the Company's common stock during the 40-day period ending 2 days prior to the issuance dates of such shares. In the event additional shares are issued to the former shareholders of Schell/Mullaney, they will be accounted for as additional purchase price.

     The acquisition was accounted for as a purchase with the results of Schell/Mullaney included from the acquisition date. The excess of the purchase price over the fair value of net assets acquired amounted to $4,577,000 and was attributed to goodwill. Accumulated amortization amounted to $74,000 as of November 30, 1996.

     The following summary, prepared on a pro forma basis, combines the Company's consolidated results of operations for the years ended November 30, 1995 and 1996, with Schell/Mullaney's results of operations for the years ended December 31, 1995 and November 30, 1996, respectively, as if Schell/Mullaney had been acquired as of the beginning of the periods presented (in thousands, except per share data):

                                                                      NOVEMBER 30,
                                                                   -------------------
                                                                    1995        1996
                                                                   -------     -------
        Revenues.................................................  $39,838     $61,239
        Net income...............................................    2,325       6,994
        Net income per share.....................................     0.21        0.52
        Shares used in per share computation.....................   10,858      13,484

     The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

  Donovan & Green, Inc.

     On October 4, 1996 the Company entered into an agreement to acquire the assets and assume substantially all the liabilities of Donovan & Green, Inc. (Donovan & Green). The Purchase Agreement provides for initial payments to Donovan & Green of $3,330,000 in cash and shares of the Company's common stock with a fair market value of $1,820,000. In addition, Donovan & Green will be entitled to receive an additional $3,220,000 in cash and a number of shares of common stock of the Company with a value of up to $1,610,000 over the next three fiscal years. Donovan & Green will also have the right to receive additional payments if the subsidiary attains certain earnings goals during the fiscal years ending November 30, 1997, 1998, 1999, and 2000. Donovan & Green may receive $889,000 in cash and shares of the Company's common stock with a value of $444,000 in each of 1998 and 1999 if the subsidiary meets its earnings goals for the 1997 and 1998 fiscal years. To the extent that the subsidiary exceeds its earnings goals for the 1997, 1998, 1999, and 2000 fiscal years by more than 10%, Donovan & Green will be entitled to receive cash and common stock of the Company with a combined value of up to $1,000,000 per year for each of these four years. The Company anticipates closing the acquisition in December 1996.

                        CKS GROUP, INC. AND SUBSIDIARIES

(3)  MARKETABLE SECURITIES

     Marketable securities include the following as of November 30, 1996 (in thousands):

                                                             AVAILABLE-FOR-SALE SECURITIES
                                                      -------------------------------------------
                                                                  GROSS        GROSS
                                                                UNREALIZED   UNREALIZED    FAIR
                                                       COST       GAINS        LOSSES      VALUE
                                                      -------   ----------   ----------   -------
    Municipal obligations...........................  $37,771      $ --         $ --      $37,771
    Marketable equity security......................      189        --           65          124
                                                      -------       ---          ---      -------
                                                      $37,960      $ --         $ 65      $37,895
                                                      =======       ===          ===      =======

     The contractual maturities of available-for-sale debt securities, regardless of their balance sheet classification as of November 30, 1996, are as follows (in thousands):

                                                                                    FAIR
                                                                        COST        VALUE
                                                                       -------     -------
    Due within one year..............................................  $14,037     $14,037
    Due after one year through five years............................    1,034       1,034
    Due after five years through ten years...........................    2,500       2,500
    Due after ten years..............................................   20,200      20,200
                                                                       -------     -------
                                                                       $37,771     $37,771
                                                                       =======     =======

(4)  PROPERTY AND EQUIPMENT

     Property and equipment include the following (in thousands):

                                                                           NOVEMBER 30,
                                                                         -----------------
                                                                          1995       1996
                                                                         ------     ------
    Computer equipment and software....................................  $2,149     $3,033
    Furniture and fixtures.............................................     718        891
    Video production equipment.........................................     750        928
    Leasehold improvements.............................................     558        877
                                                                         ------     ------
                                                                          4,175      5,729
    Less accumulated depreciation and amortization.....................   1,767      2,477
                                                                         ------     ------
                                                                         $2,408     $3,252
                                                                         ======     ======

(5) NOTES PAYABLE

     In July 1995, the Company entered into a credit agreement with a bank for $4,600,000, including a $3,000,000 line of credit, a $1,000,000 equipment line of credit, and a $600,000 term loan to refinance existing debt. The lines of credit have maturities of September 30, 1997. Advances under the $1,000,000 equipment loan facility are limited to 80% of the equipment purchase price. Borrowings bear interest at the bank's prime rate for the $3,000,000 facility and at prime rate plus .5% for the $1,000,000 facility. Borrowings are secured by all assets of the Company. As of November 30, 1995 and 1996, the Company had not drawn on the line of credit.

                        CKS GROUP, INC. AND SUBSIDIARIES

     Notes payable consisted of the following (in thousands):

                                                                        NOVEMBER 30,
                                                                        -------------
                                                                        1995     1996
                                                                        ----     ----
        Borrowings under term loan, prime rate plus 1.5%, due December
          1, 2000.....................................................  $ --     $163
        Borrowings under term loan, prime rate plus .75%, due July 30,
          1997........................................................   408       89
        Purchase contracts, with interest at 5.65% to 10.25%, expiring
          at various dates through December 1, 2000...................   116      190
        Other.........................................................   204      394
                                                                        ----     ----
                                                                         728      836
        Less current maturities.......................................   316      417
                                                                        ----     ----
                                                                        $412     $419
                                                                        ====     ====

     Future maturities of the long-term portion of notes payable are as follows:
$417,000 in fiscal 1997; $142,000 in fiscal 1998; $133,000 in fiscal 1999;
$105,000 in fiscal 2000; and $39,000 in fiscal 2001.

(6)  LEASES

     The Company maintains an executive office and two operating offices in Northern California as well as operating offices in Oregon, New York, Washington D.C., and London. The Company is generally responsible for maintaining public liability and property damage insurance on the leased property and is also responsible for certain operating expenses and property taxes. The facilities' leases begin to expire in 1996, but contain renewal options to extend lease terms for up to six years. The Company also leases office equipment under various operating leases, which begin to expire in 1996.

     Total rent expense for facilities and office equipment was approximately $1,128,000, $2,183,000, and $3,607,000 for the years ended November 30, 1994,
1995, and 1996, respectively.

     Future minimum operating lease payments for facilities and equipment are as follows (in thousands):

                          FISCAL YEAR ENDING NOVEMBER 30,
        --------------------------------------------------------------------
        1997................................................................  $2,485
        1998................................................................   1,918
        1999................................................................   1,635
        2000................................................................   1,552
        2001................................................................   1,160
        Thereafter..........................................................     673
                                                                              ------
                                                                              $9,423
                                                                              ======

(7)  STOCKHOLDERS' EQUITY

  Reincorporation

     On December 7, 1995, the Company was reincorporated in Delaware. The certificate of incorporation provides for 5,000,000 authorized shares of preferred stock with a $.001 par value per share and for 30,000,000 authorized shares of common stock with a $.001 par value per share. The accompanying consolidated financial statements have been retroactively restated to give effect to the reincorporation. In conjunction with the reincorporation, all outstanding shares of Series A common stock were converted into an equal number of shares of the Company's common stock, and all outstanding options to purchase shares of the Company's

                        CKS GROUP, INC. AND SUBSIDIARIES

Series B common stock were converted into options to purchase an equal number of shares of the Company's common stock.

  Common Stock Repurchases

     In 1994 and 1995, the Company repurchased approximately 650,000 and 31,000 shares of common stock, respectively. These shares were repurchased from employees who had terminated employment with the Company. In accordance with the terms of the respective employee's Stock Purchase Agreement, the Company exercised its right of repurchase and repurchased the vested portion of shares at the then fair market value of the common stock, with the unvested shares being repurchased at the employee's original purchase price.

  1995 Series B Common Stock Plan

     On April 28, 1995, the Company's Board of Directors approved the 1995 Series B common stock plan (the Plan). Under the Plan, 750,000 shares of Series B common stock have been reserved for issuance. Options granted under the Plan may be either incentive stock options or nonstatutory stock options, as designated by the Company's Board of Directors. The Plan expires 10 years after adoption. Series B common stock possessed the same rights and privileges as common stock except that each share is entitled to one-tenth the dividend, if declared, on common stock and one-tenth the voting privilege and liquidation preference as a share of common stock. Series B common stock converted automatically on a one-for-one basis into common stock upon the closing of the IPO.

     The Plan provides (i) the exercise price of an incentive stock option will be no less than the fair market value of the Company's common stock at the date of grant; (ii) the option exercise price per share for a nonstatutory stock option will not be less than 85% of the fair market value; and (iii) the exercise price of an incentive stock option for an optionee who possesses more than 10% of the total combined voting power of all classes of stock shall not be less than 110% of the fair market value; all as determined by the Board of Directors. Options generally vest 25% after one year and then ratably over 36 months thereafter.

     Plan activity is summarized as follows:

                                                                      OUTSTANDING OPTIONS
                                                     OPTIONS      ----------------------------
                                                    AVAILABLE     NUMBER OF         PRICE
                                                    FOR GRANT      SHARES         PER SHARE
                                                    ---------     ---------     --------------
     Options available for grant under plan.......    750,000           --      $           --
     Options granted..............................   (648,022)     648,022        0.50 -  9.00
     Options canceled.............................     13,806      (13,806)       0.50 -  9.00
                                                      -------      -------
     Balances, November 30, 1995..................    115,784      634,216         .50 -  9.00
                                                      -------      -------
     Options granted..............................    (87,800)      87,800               10.00
     Options exercised............................         --      (82,685)       0.50 -  9.00
     Options canceled.............................     44,175      (44,175)       0.50 -  9.00
     Plan shares expired..........................    (72,159)          --        0.50 -  9.00
                                                      -------      -------
     Balances, November 30, 1996..................         --      595,156        0.50 - 10.00
                                                      =======      =======

     As of November 30, 1995 and 1996, options to purchase 155,492 and 211,749 shares, respectively, were vested.

                        CKS GROUP, INC. AND SUBSIDIARIES

  1995 Stock Plan

     In October 1995, the Company's Board of Directors approved the 1995 Stock Plan (the Stock Plan). Under the Stock Plan, options to purchase common stock and rights to purchase common stock may be granted to eligible employees, officers, and consultants of the Company. The Company's Board of Directors or a committee thereof, has the authority to select the persons to whom awards are granted and determine the terms of each award. As of November 30, 1995, no options or rights had been granted pursuant to the Stock Plan, and 1,000,000 shares were available for future grant under the Stock Plan.

     In November 1996, the Company's Board of Directors authorized the repricing of outstanding options to purchase the Company's common stock with exercise prices in excess of $20.00 per share to reduce their exercise price to $20.00 per share. The repricing has been reflected in the plan activity for the year ended November 30, 1996 as follows:

                                                                         OUTSTANDING OPTIONS
                                                          OPTIONS      -----------------------
                                                         AVAILABLE     NUMBER OF       PRICE
                                                         FOR GRANT      SHARES       PER SHARE
                                                         ---------     ---------     ---------
     Options available for grant under plan............  1,000,000           --       $    --
     Options granted...................................   (934,700)     934,700         20.00
     Options canceled..................................     35,000      (35,000)        20.00
                                                         ---------      -------
     Balances, November 30, 1996.......................    100,300      899,700         20.00
                                                         =========      =======

     As of November 30, 1996, no options under the Stock Plan were vested.

     In December 1996, the total number of shares reserved for issuance under the Stock Plan was increased to 2,600,000.

  1995 Employee Stock Purchase Plan

     The Company's 1995 Employee Stock Purchase Plan (the Purchase Plan) was approved by the Company's Board of Directors in October 1995 and provides for the purchase by eligible employees of shares of the Company's common stock. A total of 300,000 shares of common stock have been reserved for issuance under the Purchase Plan. Eligible employees may purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation. Shares are purchased on the last day of each purchase period. The price at which stock may be purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the Company's common stock on the first day of the offering period or the last day of the purchase period.

  1995 Directors' Option Plan

     Under the 1995 Directors' Option Plan (the Directors' Option Plan), a total of 100,000 shares are reserved for issuance. The Directors' Option Plan provides that each nonemployee director will be granted an option to purchase 20,000 shares of common stock on the date on which the optionee first becomes a director of the Company. Thereafter each nonemployee director will be granted an option to purchase 5,000 shares of common stock on the first day of each year after adoption of the Directors' Option Plan. Each option becomes exercisable as to 25% of the shares subject to such option on each anniversary of its date of grant. The exercise price of all options granted under the Directors' Option Plan will be equal to the fair market value of the Company's common stock on the date of grant. To date, 35,000 options have been granted under the Directors' Option Plan.

                        CKS GROUP, INC. AND SUBSIDIARIES

  Public Offerings

     In December 1995, the Company completed the IPO and issued 2,475,000 shares of its common stock at a per share price of $17.00. The Company received cash proceeds of approximately $37,800,000, net of underwriting discounts, commissions, and other costs. In June 1996, the Company completed a secondary public offering of 1,800,000 shares of its common stock at a per share price to the public of $34.00. Of these shares, 131,500 were sold by the Company, and 1,668,500 were sold by certain stockholders. The Company received cash proceeds of approximately $3,800,000, net of underwriting discounts, commissions, and other costs.

(8)  INCOME TAXES

     The provision for income taxes consisted of the following (in thousands):

                                                             YEARS ENDED NOVEMBER 30,
                                                            ---------------------------
                                                            1994       1995       1996
                                                            -----     ------     ------
        Current:
          Federal.........................................  $ 260     $1,201     $2,327
          State...........................................     70        340        942
          Foreign.........................................      3         --         --
                                                            -----     ------     ------
                                                              333      1,541      3,269
                                                            -----     ------     ------
        Deferred:
          Federal.........................................   (106)      (377)      (762)
          State...........................................    (35)      (102)      (167)
                                                            -----     ------     ------
                                                             (141)      (479)      (929)
        Charge in lieu of taxes attributable to employee
          stock plans.....................................     --         --        926
                                                            -----     ------     ------
                                                            $ 192     $1,062     $3,266
                                                            =====     ======     ======

     The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of November 30, 1995 and 1996, are presented below:

                                                                       NOVEMBER 30,
                                                                     ----------------
                                                                     1995       1996
                                                                     -----     ------
        Deferred tax assets:
          Accounts receivable allowances...........................  $ 297     $  327
          Depreciation.............................................     --        314
          Federal benefit of state taxes...........................    125        266
          Billing in excess of fees and expenditures...............     --        106
          Deferred compensation....................................     --        657
          Benefit and other accruals...............................    129        198
                                                                     -----     ------
                  Total deferred tax assets........................    551      1,868
                                                                     -----     ------
        Deferred tax liabilities:
          Deferred rent............................................     --       (148)
          Change from cash to accrual method of accounting for
             income tax purposes...................................   (322)      (620)
          Depreciation.............................................    (58)        --
                                                                     -----     ------
                  Total deferred tax liabilities...................   (380)      (768)
                                                                     -----     ------
                  Net deferred tax assets..........................  $ 171     $1,100
                                                                     =====     ======

                        CKS GROUP, INC. AND SUBSIDIARIES

     The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                                      NOVEMBER 30,
                                                                 ----------------------
                                                                 1994     1995     1996
                                                                 ----     ----     ----
        Federal tax statutory rate.............................  34.0%    34.0%    34.0%
        State income taxes, net of federal benefit.............   6.0      6.0      7.4
        Tax exempt income......................................    --       --     (5.5)
        Other..................................................    --      3.7       .6
                                                                 ----     ----     ----
                                                                 40.0%    43.7%    36.5%
                                                                 ====     ====     ====

(9)  SIGNIFICANT CUSTOMERS

     In the years ended November 30, 1995 and 1996, professional fees from a major telecommunications company amounted to approximately $6,730,000 and $8,003,000, respectively, representing approximately 19% and 14%, respectively, of total professional fees. This customer owed the Company a total of approximately $1,212,000 and $2,092,000 as of November 30, 1995 and 1996,
respectively. During 1994,
professional fees from a computer hardware company amounted to approximately $3,194,000 representing approximately 14% of total professional fees for 1994.

(10)  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS -- UNAUDITED
      (in thousands, except per share data)

                                                                   THREE MONTHS ENDED
                                                --------------------------------------------------------
                                                FEBRUARY 29,     MAY 31,     AUGUST 31,     NOVEMBER 30,
                                                    1995          1995          1995            1995
                                                ------------     -------     ----------     ------------
Revenues......................................    $  6,200       $ 8,738      $  9,532        $ 10,322
Operating expenses:
  Direct salaries and related expenses........       2,052         2,599         2,862           2,972
  Other direct operating expenses.............       2,252         3,558         3,512           3,842
  General and administrative expenses.........       1,706         2,008         2,470           2,504
                                                   -------       -------       -------         -------
     Total Operating Expenses.................       6,010         8,165         8,844           9,318
                                                   -------       -------       -------         -------
Operating income..............................         190           573           688           1,004
Other income (expense)........................         (36)            3           (10)             16
                                                   -------       -------       -------         -------
Income before income taxes....................         154           576           678           1,020
Income taxes..................................          68           253           298             443
                                                   -------       -------       -------         -------
Net Income....................................    $     86       $   323      $    380        $    577
                                                   =======       =======       =======         =======
Net Income Per Share..........................    $   0.01       $  0.03      $   0.04        $   0.05
Shares Used in Per Share Computation..........      10,674        10,765        10,739          10,750

                        CKS GROUP, INC. AND SUBSIDIARIES

                                                                   THREE MONTHS ENDED
                                                --------------------------------------------------------
                                                FEBRUARY 29,     MAY 31,     AUGUST 31,     NOVEMBER 30,
                                                    1996          1996          1996            1996
                                                ------------     -------     ----------     ------------
Revenues......................................    $  9,150       $13,745      $ 15,523        $ 18,533
Operating expenses:
  Direct salaries and related expenses........       2,978         3,797         4,273           5,494
  Other direct operating expenses.............       3,227         5,232         5,788           5,619
  General and administrative expenses.........       2,089         3,195         3,512           4,559
                                                   -------       -------       -------         -------
     Total Operating Expenses.................       8,294        12,224        13,573          15,672
                                                   -------       -------       -------         -------
Operating income..............................         856         1,521         1,950           2,861
Other income (expense)........................         259           515           355             628
                                                   -------       -------       -------         -------
Income before income taxes....................       1,115         2,036         2,305           3,489
Income taxes..................................         372           734           832           1,328
                                                   -------       -------       -------         -------
Net Income....................................    $    743       $ 1,302      $  1,473        $  2,161
                                                   =======       =======       =======         =======
Net Income Per Share..........................    $   0.06       $  0.10      $   0.11        $   0.16
Shares Used in Per Share Computation..........      12,942        13,361        13,519          13,665

                                  SCHEDULE II

                        CKS GROUP INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                           (ALL AMOUNTS IN THOUSANDS)

                                                   BALANCE AT     CHARGED TO                     BALANCE
                                                   BEGINNING      COSTS AND                      AT END
               ACCOUNT DESCRIPTION                 OF PERIOD       EXPENSES      DEDUCTIONS     OF PERIOD
-------------------------------------------------  ----------     ----------     ----------     ---------
Year ended November 30, 1994
  Allowance for doubtful accounts................     $ 20           $377          $ (313)        $  84
Year ended November 30, 1995
  Allowance for doubtful accounts................     $ 84           $869          $  (85)        $ 868
Year ended November 30, 1996
  Allowance for doubtful accounts................     $868           $713          $ (819)        $ 762

                                CKS GROUP, INC.

            FORM 10-K REPORT FOR FISCAL YEAR ENDED NOVEMBER 30, 1996

                               INDEX TO EXHIBITS

   EXHIBIT                                                                          SEQUENTIAL
   NUMBER                               EXHIBIT TITLE                                 NUMBER
  ---------   ------------------------------------------------------------------    ----------
   3.1*       Certificate of Incorporation of the Registrant.
   3.2*       Bylaws of the Registrant.
  10.1*       Form of Indemnification Agreement entered into between Registrant and its officers and directors.
  10.2*       The Registrant's 1995 Series B Common Stock Plan, as amended.
  10.3*       The Registrant's 1995 Stock Plan.
  10.4*       The Registrant's 1995 Employee Stock Purchase Plan.
  10.5*       The Registrant's 1995 Director Stock Option Plan.
  10.6*       Amended and Restated Purchase Agreement dated as of October 17,
              1996 by and among the Registrant, The Interpublic Group of
              Companies, Inc. and certain stockholders of the Registrant.
  10.7*       Shareholder Rights Agreement dated as of January 13, 1995 by and among the Registrant, The Interpublic Group of Companies, Inc. and
              certain stockholders of the Registrant.
  10.8*       Lease Agreement dated as of March 8, 1995 between Registrant and
              Devcon Associates XVI for Registrant's headquarters facility at
              10441 Bandley, Cupertino, CA.
  10.9        Lease Agreement dated June 11, 1996 between Registrant and Devcon
              Associates XVI for Registrant's facility at 10381 Bandley,
              Cupertino, CA.
  10.10       Industrial Building Lease dated March 27, 1995 between CKS
              Partners, Inc. and Lazaneo Investment, L.P. for Registrant's
              facility located at 10260 Bandley, Cupertino, CA.
  10.11       Industrial Lease Agreement dated November 16, 1995 between CKS
              Partners, Inc. and The Leonard Company for Registrant's facility located at 20615 Lazaneo Drive, Cupertino, CA.
  10.12       Office Lease Agreement dated February 29, 1996, between Registrant and Shorenstein Realty Investors, L.P. for Registrant's facility located at 345 Spear Street, San Francisco, CA.
  10.13*      Exchange Agreement, dated as of December 1, 1994 among Registrant and certain stockholders of CKS Partners, Inc., CKS Pictures, Inc.
              and CKS Interactive, Inc.
  10.14*      Stock Purchase Agreement among the Registrant, The Interpublic
              Group of Companies, Inc. and certain stockholders of the
              Registrant dated October 16, 1995.
  10.15*      Letter agreement dated October 14, 1995 between the Registrant and
              The Interpublic Group of Companies, Inc. ("IPG") regarding Shelf
              Registration Statement to be filed to enable IPG to sell shares of
              Common Stock of Registrant.
  10.16**     Agreement and Plan of Reorganization, dated as of June 7, 1996, by and among Registrant, Schell/Mullaney, Inc., a New York
              corporation, Michael Schell, Brian Mullaney and First Interstate
              Bank of California.

   EXHIBIT                                                                          SEQUENTIAL
   NUMBER                               EXHIBIT TITLE                                 NUMBER
  ---------   ------------------------------------------------------------------    ----------
  10.17***    Asset Purchase Agreement, dated as of October 4, 1996, by and among Registrant, Donovan & Green, Inc., a New York corporation
              ("Donovan & Green"), DG Acquisition, Inc., a Delaware corporation
              ("Sub"), Nancye L. Green and Michael Donovan.
  10.18***    Amendment No. 1 to Asset Purchase Agreement, dated December 30,
              1996, by and among Registrant, Donovan & Green, Sub, Nancye L.
              Green and Michael Donovan.
  10.19****   Acquisition Agreement dated January 31, 1996, by and among
              Registrant, Raleigh Acquisition, Inc., a Delaware Corporation, the
              current and former partners of McKinney & Silver, a North Carolina partnership, Robert C. Doherty, Donald D. Maurer and Chemical
              Trust Company of California.
  11.1        Statement regarding Computation of Per Share Earnings.
  23.1        Consent of Independent Auditors.
  27.1        Financial Data Schedule.

---------------
* Previously filed as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-98312), filed with Securities Exchange Commission on October 19, 1995.

** Previously filed as an exhibit to Registrant's report on Form 8-K dated June 7, 1996.

*** Previously filed as exhibits to Registrant's report on Form 8-K dated January 3, 1997.

**** Previously filed as exhibit to Registrant's report on Form 8-K dated
     January 31, 1997.