Form 10-Q
period 1997-03-02
CKS GROUP INC
filed 1997-04-16
CIK 1002518

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 2, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO_________.

      COMMISSION FILE NUMBER:  0-27090

                                 CKS GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                              77-0385435
--------------------------                               ----------------------
      (State or other                                        (I.R.S. Employer
      jurisdiction of                                       Identification No.)
      incorporation or
       organization)

    10441 Bandley Drive
    Cupertino, CA 95014             (408) 366-5100                95014
---------------------------      ---------------------  -----------------------
   (Address of principal       (Registrant's telephone          (Zip Code)
     executive offices)      number, including area code)

                                       N/A
--------------------------------------------------------------------------------
(Former Name, Former Address & Former Fiscal Year, if changed since last report)

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

                                 YES        NO
                                      ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                              OUTSTANDING AT
                        CLASS                  MARCH 2, 1997
                        -----                  -------------
          Common Stock - $0.001 par value        14,153,422

================================================================================

                        CKS GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                 PAGE NO.

      ITEM 1.   FINANCIAL STATEMENTS:

      Condensed Consolidated Balance Sheets as of March 2, 1997 and November
      30, 1996..................................................................    3

      Condensed Consolidated Statements of Income-Three months ended March 2,
         1997 and February 29, 1996.............................................    4

      Pro Forma Condensed Consolidated Statements of Income - Three Months
         Ended March 2, 1997 and February 29, 1996..............................    5

      Condensed Consolidated Statements of Cash Flows-Three months ended March
         2, 1997 and February 29, 1996..........................................    6

      Notes to Condensed Consolidated Financial Statements......................    7

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.......................................    9


PART II.  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.............................................   13

         ITEM 2.  CHANGES IN SECURITIES.........................................   13

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................   13

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.........   14

         ITEM 5.  OTHER INFORMATION.............................................   14

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................   14


SIGNATURES......................................................................   15

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        CKS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           MARCH 2,         NOVEMBER 30,
                                                             1997              1996
                                                          ----------        ----------
                     ASSETS

 Current assets:
   Cash and cash equivalents                              $  15,322          $ 19,372
   Marketable securities                                     29,161            37,895
   Accounts receivable, net of allowances of
     $945 and $841 in 1997 and 1996, respectively            23,228            22,541
   Fees and expenditures in excess of billings                4,035             2,792
   Prepaid expenses and other current assets                  1,706               629
   Deferred income taxes                                        335               800
                                                          ---------          --------
        Total current assets                                 73,787            84,029
Property and equipment, net                                   4,425             4,226
Deferred income taxes                                        10,311               300
Goodwill and other assets                                    15,529             5,919
                                                          ---------          --------
          Total assets                                    $ 104,052          $ 94,474
                                                          =========          ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $  16,474          $ 21,109
   Accrued expenses                                           5,599             6,386
   Billings in excess of fees and expenditures                3,371             3,201
   Current portion of liabilities to related
     parties                                                  2,747             1,955
   Current portion of notes payable and
     capital lease obligations                                  974               417
   Income taxes payable                                        --                 188
                                                          ---------          --------
        Total current liabilities                            29,165            33,256
Liabilities to related parties, less current
  portion                                                       882               223
Notes payable and capital lease obligations,
less current portion                                            475               481
                                                          ---------          --------
        Total liabilities                                    30,522            33,960
                                                          ---------          --------

Commitments
Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000
     shares -- authorized; none issued and
     outstanding                                               --                --
   Common stock; $.001 par value; 30,000,000
     shares authorized: 14,153,000 and 13,162,000
     issued and outstanding in 1997 and 1996, respectively       14                13
   Additional paid-in capital                                64,029            51,064
   Unrealized loss on marketable securities                    (119)              (65)
   Notes receivable from stockholders                          (292)             (292)
   Retained earnings                                          9,898             9,794
                                                          ---------          --------
        Total stockholders' equity                           73,530            60,514
                                                          ---------          --------
          Total liabilities and stockholders'
            equity                                        $ 104,052          $ 94,474
                                                          =========          ========


          See accompanying notes to consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED
                                                ---------------------------------
                                                MARCH 2, 1997   FEBRUARY 29, 1996
                                                -------------   -----------------
Revenues                                            $23,563         $13,873
                                                    -------         -------
Operating expenses:
   Direct salaries and related expenses               6,722           4,305
   Other direct operating expenses                    8,951           5,365
   General and administrative expense                 5,344           2,864
   Merger costs                                       1,593            --
                                                    -------         -------
     Total operating expenses                        22,610          12,534
                                                    -------         -------
        Operating income                                953           1,339
Other income, net                                       523             338
                                                    -------         -------
        Income before income taxes                    1,476           1,677
Income taxes                                            226             391
                                                    -------         -------
        Net income                                  $ 1,250         $ 1,286
                                                    =======         =======

Pro forma net income and per share data(1):
   Income before income taxes, as reported          $ 1,476         $ 1,677
   Pro forma income taxes                               544             639
                                                    -------         -------
   Pro forma net income                             $   932         $ 1,038
                                                    =======         =======
   Pro forma net income per share                   $  0.06         $  0.08
                                                    =======         =======
   Shares used in per share computation              14,946          13,831
                                                    =======         =======


----------
 (1) Pro forma net income gives effect to the pooling-of-interests combination between the Company and McKinney & Silver ("M&S"). M&S was a general partnership and, as a result, M&S's historical results of operations, which have been included with the Company's under the pooling of interests method, do not include a provision for income taxes. Pro forma net income and net income per share include a tax provision as if M&S had been a taxable "C" corporation for all periods.



          See accompanying notes to consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES
            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME (1)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                      THREE MONTHS ENDED
                                              ---------------------------------
                                              MARCH 2, 1997   FEBRUARY 29, 1996
                                              -------------   -----------------
Revenues                                         $23,563         $13,873
                                                 -------         -------
Operating expenses:
    Direct salaries and related expenses           6,722           4,305
    Other direct operating expenses                8,951           5,365
    General and administrative expense             5,344           2,864
                                                 -------         -------
        Total operating expenses                  21,017          12,534
                                                 -------         -------
           Operating income                        2,546           1,339
Other income, net                                    523             338
                                                 -------         -------
           Income before income taxes            $ 3,069         $ 1,677
Income taxes                                       1,142             639
                                                 -------         -------
           Net income                            $ 1,927         $ 1,038
                                                 =======         =======
Pro forma net income per share                   $  0.13         $  0.08
                                                 =======         =======
Shares used in per share computation              14,946          13,831
                                                 =======         =======

----------
 (1) The pro forma consolidated statements of income give effect to the pooling-of-interests business combination between the Company and M&S as if such combination had occurred at the beginning of the periods presented. The statement excludes a $1.6 million nonrecurring charge for merger costs recorded by the Company and includes a tax provision as if M&S had been a taxable "C" corporation for all periods.



          See accompanying notes to consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                  THREE MONTHS ENDED
                                                         ---------------------------------
                                                         MARCH 2, 1997   FEBRUARY 29, 1996
                                                         -------------   -----------------
 Cash flows from operating activities:
   Net income                                               $  1,250          $  1,286
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Deferred taxes                                             (200)             (125)
     Compensation related to stock options                        24                26
     Tax benefit from disqualifying dispositions                 910              --
     Depreciation and amortization                               799               275
     Changes in operating assets and
       liabilities:
            Accounts receivable                                 (199)           (1,498)
            Fees and expenditures in excess of billings         (948)             (315)
            Prepaid expenses and other current assets         (1,199)               89
            Accounts payable                                  (5,035)           (2,813)
            Accrued expenses                                  (1,020)             (524)
            Billings in excess of fees and expenditures           88               666
            Income taxes payable                                (188)             (579)
            Payable to related parties                        (1,601)             --
                                                            --------          --------
            Net cash provided provided by (used in)
             operating activities                             (7,319)            2,114
                                                            --------          --------
Cash flows from investing activities:
   Purchases of property and equipment                          (305)             (579)
   Purchases of marketable securities                         (4,327)             --
   Sale of marketable securities                              13,007              --
   Businesses acquired, net of cash received                  (4,927)             --
   Other assets                                                 (129)             --
                                                            --------          --------
        Net cash provided by (used in)
          investing activities                                 3,319              (579)
                                                            --------          --------
Cash flows from financing activities:
   Net borrowings (repayments) on line of
     credit and notes payable                                     12               (81)
   Proceeds from sale of common stock                          1,085            37,946
   Distribution to stockholders                               (1,147)           (2,364)
                                                            --------          --------
        Net cash provided by (used in)
          financing activities                                   (50)           35,501
                                                            --------          --------
   Net change in cash and cash equivalents                    (4,050)           37,036
   Cash and cash equivalents, beginning of year               19,372             4,789
                                                            --------          --------
   Cash and cash equivalents, end of quarter                $ 15,322          $ 41,825
                                                            ========          ========
Supplementary disclosure of cash paid during the period:
   Interest                                                       22                15
                                                            ========          ========
   Income taxes                                             $    402          $  1,490
                                                            ========          ========
Supplementary disclosures of noncash investing
  and financing activities:
   Net assets acquired for payable to related
   parties                                                  $  3,385     $        --
                                                            ========          ========
   Net assets acquired for stock                            $  1,611      $       --
                                                            ========          ========
   Deferred tax asset recorded from taxable
     pooling of interests with partnership                  $  9,346              --
                                                            ========          ========




          See accompanying notes to consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Fiscal Year

    On February 27, 1997, the Board of Directors of the Company approved a change in the Company's fiscal year end, such that each fiscal quarter of the Company shall end on the Sunday that is closest to the end of February, May, August, and November of each fiscal year. The fiscal year shall end on the Sunday that is closest to the end of November.


2.  Basis of Presentation

    The accompanying condensed consolidated financial statements and related notes to condensed consolidated financial statements include the accounts of CKS Group, Inc. (the "Company" or "CKS") and its wholly-owned subsidiaries. Companies acquired in business combinations accounted for under the purchase method have been included from their respective acquisition dates. The condensed consolidated financial statements also give retroactive effect to the acquisition of McKinney & Silver ("M&S") in a business combination accounted for under the pooling-of-interests method for all periods presented. Results for the three month periods ended March 2, 1997 and February 29, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company's audited consolidated financial statements for the fiscal year ended November 30, 1996, included in the Company's report on Form 8-K/A, dated January 31, 1997 which was filed with the Securities and Exchange Commission ("SEC") on January 31, 1997, and the supplemental consolidated financial statements for the fiscal year ended November 30, 1996, included in the Company's report on Form 8-K/A, dated January 31, 1997, which was filed with the SEC on March 6, 1997. The results of operations for the three months ended March 2, 1997 are not necessarily indicative of the results for the entire fiscal year ending November 30, 1997.

3.  Net Income Per Share

    Net income per share is computed using the weighted average number of shares outstanding of common stock and dilutive common equivalent shares from stock options using the treasury stock method.


4.  Unaudited Pro Forma Income Tax Information

    Unaudited pro forma income tax information is presented with the Company's condensed consolidated financial statements as if the pooled financial results of M&S, which was a general partnership prior to its business combination with the Company, had been subject to federal income taxes throughout the periods presented.


5.  Business Combinations

    Schell/Mullaney, Inc.

    On August 1, 1996, the Company acquired Schell/Mullaney, Inc. ("Schell/Mullaney"). The acquisition of Schell/Mullaney was accounted for as a purchase with the results of Schell/Mullaney included in the Company's results from the acquisition date. The following summary, prepared on a pro forma basis, combines the Company's consolidated results of operations for the three month period ended February 29, 1996 with Schell/Mullaney results of operations for the three month period ended March 31, 1996, as if Schell/Mullaney had been acquired as of the beginning of the period presented (in thousands, except per share data):

                                           THREE MONTHS
                                               ENDED
                                            FEBRUARY 29,
                                               1996
                                           ------------
Revenues ..............................      $15,380
Net income ............................        1,581
Net income per share ..................      $  0.11
Shares used in per share computation ..       14,014


    The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Donovan & Green, Inc.

    On January 3, 1997, the Company acquired the assets and assumed substantially all the liabilities of Donovan & Green, Inc. ("D&G"). The agreement provides for initial payments to the acquiree of $5,146,000. In addition, the acquiree will be entitled to receive an additional $3,220,000 in cash and a number of shares of common stock of the Company with a value of up to $1,610,000 over the next three fiscal years. The acquiree will also have the right to receive additional payments if it attains certain earnings goals during the fiscal years 1997, 1998, 1999, and 2000. The acquiree may receive $889,000 in cash and shares of the Company's common stock with a value of $444,000 in each of 1998 and 1999 if it meets its earnings goals for the 1997 and 1998 fiscal years. To the extent that the acquiree exceeds its earnings goals for the 1997, 1998, 1999 and 2000 fiscal years by more than 10%, the acquiree will be entitled to receive cash and common stock of the Company with a combined value of up to $1,000,000 per year for each of these four years. Pro forma financial information giving effect to the acquisition of the assets and certain liabilities of D&G has not been presented because such pro forma results would not have differed materially from the Company's.

McKinney & Silver

    On January 31, 1997, the Company issued 841,291 shares of its common stock for all of the partnership units and residual partnership interests of M&S. The combination has been accounted for as a pooling of interests, and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the combination to include the results of operations, financial position and cash flows of M&S.

    Prior to the combination, M&S's fiscal year ended on December 31. In recording the business combination, M&S's financial statements as of and for the quarter ended March 31, 1996 have been combined with the Company's consolidated financial statements as of and for the quarter ended February 29, 1996. Total revenues and net income for the individual entities as previously reported are as follows (in thousands):

                                  THREE MONTHS
                                      ENDED
                                  FEBRUARY 29,
                                      1996
                                  ------------
Total revenues:
   CKS                             $ 9,150
   M&S                               4,723
                                   -------
                                   $13,873
                                   =======
Net income:
   CKS                             $   743
   M&S                                 543
                                   -------
                                   $ 1,286
                                   =======

    In connection with the M&S transaction, the Company has recorded a nonrecurring charge for transaction related costs of approximately $1.6 million for the quarter ending March 2, 1997, consisting primarily of accounting, consulting and legal fees, financial printing and other related costs. In addition, because the merger is taxable, CKS recorded a deferred tax asset of approximately $9.3 million for the difference between the financial statement and tax carrying amounts of M&S' net assets upon the closing of the transaction.


6.  Recent Accounting Pronouncements

    The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board (APB) No. 15 and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company will adopt SFAS No. 128 in fiscal 1998. The adoption of SFAS No. 128 is expected to result in basic EPS greater than primary EPS, computed under APB No. 15 and diluted EPS approximating fully diluted EPS, computed under APB No. 15.


7.  Subsequent Events

    On March 10, 1997, CKS acquired all of the capital stock of EPG Elektronische Publikationen GmbH, a German corporation (formerly Prisma Holding
GmbH) ("EPG"). In consideration for the sale of their shares in EPG, the shareholders of EPG received $6,500,000 cash and Common Stock of CKS and up to an additional $10,000,000 in cash and additional shares of Common Stock over the next three fiscal years upon attainment of certain financial performance goals by EPG (the "Subsequent Payments"). The number of additional shares of CKS Common Stock to be issued to shareholders of EPG will be determined based on the closing price of CKS Common Stock over a ten business day period ending two business days prior to the issuance date of such shares. The value of the Subsequent Payments is subject to reduction in the event CKS suffers damages as a result of a breach of the guarantees made by EPG and its shareholders. The acquisition of the capital stock of EPG will be treated as a purchase for financial accounting purposes.

    On March 13, 1997, the Company acquired certain assets of Gormley & Partners, Inc., a Connecticut corporation ("Gormley"). The Purchase Agreement provides for an initial payment in cash and shares of CKS Group Common Stock to Gormley. In addition, Gormley will be entitled to receive an additional payment in April 1998 and certain additional payments upon the attainment of certain performance goals over the next four fiscal years.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This section contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of a number of factors, including those set forth under "Factors Affecting Operating Results." Readers are also encouraged to refer to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 for a further discussion of the Company's business and the risks and opportunities attendant thereto.

PRELIMINARY NOTE

    In reviewing the Company's consolidated financial statements and the discussion of the Consolidated Results of Operations that appears below, the following should be taken into consideration. During the quarter ended March 2, 1997, the Company acquired McKinney & Silver in a business combination accounted for under the pooling-of-interests method. Prior to acquisition by the Company, M&S prepared its financial statements on a calendar year basis. Under generally accepted accounting principles ("GAAP"), after CKS acquired M&S, CKS restated its financial results to include the financial results of M&S for all periods presented. Pursuant to GAAP, M&S' results for the January 1, 1996 through March 31, 1996 period were included in CKS' results for the period from December 1, 1995 through February 29, 1996 (the first quarter of the Company's fiscal year). Beginning with the Company's current fiscal year, M&S' fiscal year has been conformed to CKS' fiscal year.

RESULTS OF OPERATIONS

    Revenues

    The Company generates its revenues through project fees on a fixed fee for service basis and contract based retainer fees. Revenues increased to $23.6 million in the quarter ended March 2, 1997 from $13.9 million in the first quarter of 1996, representing an increase of 70%. This increase in revenues was due to an increase in the number and value of projects undertaken for existing clients of the Company, the establishment of new client relationships, and the inclusion of Schell/Mullaney's and D&G's revenues in the Company's consolidated results for the quarter ended March 2, 1997. The Company experiences some seasonality in its business in that revenues tend to be somewhat lower for the first fiscal quarter because many clients have expended most of their marketing budgets prior to the end of the calendar year and do not release funds from the next calendar year's marketing budget until mid to late January. Revenues from new media projects represented approximately 25% of revenues for the quarter compared to 20% for the quarter ended February 29, 1996 (after giving effect to the restatement to include M&S). In the Company's 10-Q report for the quarter ended February 29, 1996, the Company reported revenue from new media projects as approximately 30% of revenues for the quarter ended February 29, 1996, without giving effect to the restatement to include M&S.

    Direct Salaries and Related Expenses

    Direct salaries and related expenses consist primarily of wages for regular and temporary employees, as well as incentive bonus payments and benefits for regular employees. The Company's direct salaries and related expenses increased 56% to approximately $6.7 million in the quarter ended March 2, 1997 from approximately $4.3 million during the same quarter of fiscal 1996, representing 28.5% of revenues for the first quarter of fiscal 1997 and 31.0% of revenues in the same quarter of fiscal 1996. The decrease in these expenses as a percentage of revenues reflects a more rapid increase in revenues than in direct salaries and related expenses.

    Other Direct Operating Expenses

    Other direct operating expenses include materials, contract freelance talent (independent consultants and contractors), facilities and equipment expenses necessary to provide services to the Company's clients. Other direct operating expenses increased 66.8% to $9.0 million in the quarter ended March 2, 1997, from $5.4 million in the same quarter of fiscal year 1996, representing 38.0% of revenues in the first quarter of 1997 and 38.7% of revenues in the same quarter of fiscal 1996. In absolute dollars, this increase was primarily attributable to increases in materials costs and freelance talent costs necessary to support the higher level of revenues. As a percentage of revenues, other direct operating expenses remained relatively flat from quarter to quarter.

    General and Administrative Expenses

    General and administrative expenses include headquarters expenses, insurance, personnel costs for finance and administration, accounting and legal fees, bad debt expense, management information systems expenses, and employee benefits. General and administrative expenses increased 86.6% to approximately $5.3 million in the fiscal quarter ended March 2, 1997 from approximately $2.9 million in the same quarter of fiscal 1996, and represented 22.7% and 20.6% of revenues in the first quarters of fiscal 1997 and fiscal 1996, respectively. This period over period increase in absolute dollars was primarily attributable to higher general and administrative payroll and general office costs to support the Company's growth, the inclusion in the first quarter of fiscal 1997 of Schell/Mullaney 's and D&G's expenses and goodwill amortization related to the acquisition of these companies, as well as an increase in bad debt expense. The bad debt expense for the first quarter of fiscal 1996 was lower than normal because the Company collected a large receivable for which a reserve had previously been taken during that period. The quarter over quarter increase in these expenses as a percentage of revenues was attributable principally to higher general and administrative payroll costs to support the Company's growth, goodwill amortization related to acquisitions and an increase in bad debt expense, which was lower than normal in the first quarter of fiscal 1996, offset in part by decreased facilities and administrative costs.

    Merger Costs

    In connection with the merger with M&S, the Company has recorded a nonrecurring charge for transaction-related costs of approximately $1.6 million for the quarter ending March 2, 1997, consisting primarily of fees for investment banking fees, accounting fees, consulting and legal fees, financial printing costs and other related costs.

    Other Income, Net

    Other income, net increased primarily due to an increase in interest income of approximately $159,000 in the fiscal quarter ended March 2, 1997 versus the same quarter of fiscal 1996 due to higher average cash, cash equivalents and marketable securities balances.

    Income Taxes

    Combined actual federal and state income tax rates were 15.3% in the quarter ended March 2, 1997 and 23.3% in the first quarter of 1996. These rates do not include a provision for income taxes for M&S prior to January 31, 1996, which was a general partnership prior to the merger with CKS Group. Combined pro forma federal and state income tax rates were 36.8% in the quarter ended March 2, 1997 and 38.1% in the first quarter of 1996. Pro forma tax rates include a tax provision to reflect M&S income as if M&S had been a taxable "C" corporation for all periods presented. The reduction in rate under both treatments is primarily due to the impact of income generated by the Company's holdings in tax advantaged investments.


LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations and investments in property and equipment through cash generated from operations, bank borrowing, equity financing and capital lease financing arrangements. At March 2, 1997, the Company had no material capital commitments.

    Cash, cash equivalents and marketable securities, consisting primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $44.5 million and $57.3 at March 2, 1997 and November 30, 1996, respectively. The decrease in cash, cash equivalents and marketable securities during this period was primarily due to approximately $7.3 million used in operations, and the $4.9 million cash payment in connection with the D&G acquisition. The $7.3 million used in operations resulted principally from a large cash payment received by M&S in the previous quarter used to fund media placements payments in December 1996. In addition, the Company paid its Employee Stock Purchase Plan and fiscal 1996 bonus liabilities, as well as nonrecurring M&S merger costs, and recorded a substantial income tax receivable. On January 3, 1997, the Company completed its acquisition of the net assets of D&G in a transaction accounted from under the purchase method. The net cash flow effect of the $4.9 million in line item assets and liabilities acquired are reflected in the Company's Consolidated Statements of Cash Flows under the cash flows from investing activities section on line "Business acquired, net of cash".

    The Company has a $3.0 million credit facility available under a revolving line of credit. The Company also has a $1.0 million three year term loan facility available for purchases of equipment. The credit facilities are secured by all the assets of the Company and bear interest at prime for the line of credit and prime plus 0.5% for the term loan. At March 2, 1997, there was no indebtedness outstanding under these credit facilities. These credit agreements, which are scheduled to expire on September 30, 1997, restrict the Company's ability to pay dividends or to effect mergers or acquisitions without the bank's consent. The credit agreements also require compliance with various financial covenants and restrictions, including maintenance of minimum levels of net worth and profitability. The Company believes that, as of February 28, 1996, it was incompliance with such covenants and restrictions.

    The Company believes that its current cash, cash equivalents and marketable securities, together with existing credit facilities and cash flows from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next twelve months.* The Company may need to raise additional funds through public or private debt or equity financing in order to take advantage of opportunities that may become available to the Company, including more rapid expansion and acquisition of businesses, products or technologies, or to otherwise respond to competitive pressures. There can be no assurance that the Company will be able to raise capital on favorable terms or at all.



----------
        * This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

    The Company's operating results and the market price of the Company's Common Stock may be affected by numerous factors, many of which are beyond the Company's control. In addition to the factors described below, the Company encourages review of the more extensive discussion set forth in the section entitled "Business -- Factors Affecting Operating Results and Market Price of Stock" in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

    The Company's five largest clients accounted for approximately 36% of the Company's revenues for the fiscal quarter ended March 2, 1997, with fluctuations in the amount of revenue contribution from each such client from quarter to quarter. Although the Company has recently acquired several continuing relationships with significant clients through business acquisitions, many of the Company's clients generally retain the Company on a project by project basis. Accordingly a client from whom the Company generates substantial revenue in one period may not be a substantial source of revenue in a subsequent period. To the extent that the Company's major clients do not remain a significant source of revenues, and the Company is unable to replace these clients, there could be a direct and immediate material adverse effect on the Company's business, financial condition and operating results.

    The Company has historically generated the substantial majority of its revenues through project fees on a fixed fee for service basis. The Company assumes greater financial risk on fixed-price type contracts than on either time-and-material or cost-reimbursable contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the Company's profit or cause a loss. Although the majority of the Company's projects typically last four to six weeks and therefore each individual short-term project creates less exposure than a long-term fixed-price contract, in the event the Company does not accurately anticipate the progress of a number of significant revenue-generating projects, there could be a material adverse effect on the Company's business, operating results and financial condition.

    The Company's operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, including timing of the completion, material reduction or cancellation of major projects or the loss of a major client, timing of the receipt of new business, timing of the hiring or loss of personnel, timing of the opening or closing of an office, the relative mix of high margin creative projects as compared to lower margin production projects, changes in the pricing strategies and business model of the Company or its competitors, capital expenditures and other costs relating to the expansion of operations, and other factors that are outside of the Company's control. Operating results could also be materially adversely affected by increased competition in the Company's markets. The Company experiences some seasonality in its business which results from timing of product introductions and business cycles of the Company's clients, with revenue and income for the first fiscal quarter generally being less than revenue and income for the fourth fiscal quarter. As a result of the foregoing and other factors, the Company anticipates that it may experience material and adverse fluctuations in future operating results on a quarterly or annual basis. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

    The trading price of the Company's Common Stock is subject to extreme fluctuations in response both to business related issues, such as has been and is expected to continue to be to quarterly variations in operating results, and announcements of technological innovations or new products or services by the Company or its competitors and stock market-related influences, such as changes in analyst estimates, the presence or absences of short-selling of the Comapany's stock and events affecting other companies that the market deems to be comparable to the Company. In addition, the stock market has from time to time experienced price and volume fluctuations which have particularly affected the market price of technology-oriented and media companies, which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

    The Company's future growth is dependent to a significant extent upon its ability to increase the amount of revenue it derives from providing integrated marketing communications services to its customers through new media, which the Company defines as media that delivers content to end users in digital form, including the World Wide Web, the Internet, proprietary online services, CD-ROMs, laptop PC presentations and interactive kiosks. The market for marketing and advertising through new media has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce through new media. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. There can be no assurance that commerce and communication through new media will continue to grow. Revenues from new media projects represented approximately 25% of revenues for the quarter ended March 2, 1997 compared to 20% for the fiscal quarter of 1996.

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

    The Company's business has grown rapidly in recent periods through expansion of its existing operations and through acquisition of other marketing communication services providers. The growth of the Company's business and expansion of its customer base have placed a significant strain on the Company's management and operations. In the last several years, the Company has opened offices in Portland (Oregon), New York and Washington, D.C. In addition, the Company has acquired offices in Raleigh, North Carolina; Hamburg, Germany; Vienna, Austria; and Greenwich, Connecticut through various business combinations. The Company's expansion has resulted, and is expected in the future to result, in substantial growth in the number of its employees and in increased responsibility for both existing and new management personnel and strain on the Company's existing operational, financial and management information systems. The Company's success depends to a significant extent on the ability of its executive officers and other members of senior management to operate effectively, both independently and as a group.

    As part of its business strategy, the Company has made significant investments in businesses that offer complementary marketing communication services, products and technologies, and expects to make significant additional acquisitions in the future. There can be no assurance that any of the acquired companies or the Company's operations will be profitable. The acquisition of Schell/Mullaney, D&G, M&S, EPG and Gormley and any future acquisitions or investments involve or may involve numerous risks commonly encountered in the acquisitions of businesses. Such risks include, among others, the difficulty of assimilating the operations and personnel of the acquired businesses, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired personnel and clients, unexpected liabilities, dilutive issuances of equity securities, the maintenance of uniform standards, controls, procedures and policies, the impairment of relationships with employees and clients as a result of any integration of new management personnel, and the retention of the personnel of acquired businesses essential for the continued success and growth of such businesses. The occurrence of any of these contingencies could have a material adverse effect on the Company's business, financial condition and operating results. Acquisitions accounted for as a purchase increase the amount of goodwill recorded as an asset on the Company's financial statements and generally increase the amount of such goodwill that must be amortized against the operating statement in the future. The Company expects that future acquisitions, if any, could provide for consideration to be paid in cash, stock or a combination of cash and stock. There can be no assurance that any additional potential acquisitions will be consummated.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 2. CHANGES IN SECURITIES.

        On January 31, 1997, the Company issued 841,291 shares of its Common Stock in exchange for all of the partnership units and residual partnership interests of M&S. The Common Stock was issued to the former partners of M&S. The Company did not employ an underwriter or placement agent in connection with this transaction. The Common Stock was issued without registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        a. The Company held a Special Meeting of Stockholders (the "Meeting") on December 17, 1996. Proxies were solicited for the meeting.

        b. The only matter voted on at the Meeting was a proposal to amend the Company's 1995 Stock Plan to increase the number of shares reserved for issuance thereunder by 1,600,000 shares. The proposal was approved. Of the 13,160,614 shares eligible to vote at the Meeting, 11,366,450 were voted at the Meeting. Of the shares voted at the Meeting, 9,555,171 were voted in favor of the proposal, 1,646,279 were voted against the proposal, and 165,000 were abstained from voting.

ITEM 5. OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a.     Exhibits                                                Page

               11.1   Statement Regarding Computation of Per-Share
                         Earnings                                       16

        b. Reports on Form 8-K

        During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

        (1) Form 8-K dated December 18, 1996 and filed with the Commission on December 27, 1996 reporting information under items 5 and 7. This form 8-K filing included the Company's balance sheet information as of November 30, 1996 as well as its consolidated statement of income, stockholders' equity and cash flows as of November 30, 1996, and the report of KPMG Peat Marwick LLP, independent auditors, dated December 16, 1996.

        (2) Form 8-K dated January 3, 1997 and filed with the Commission on January 17, 1997 under items 2 and 7. This Form 8-K filing included the financial statements of D&G for the years ended December 31, 1994 and 1995 and for the nine months ended September 30, 1995 and 1996, as well as the report of Robbins, Spielman, Koenigsberg and Parker LLP dated November 4, 1996 except as to note 9, which is as of December 30, 1996. This Form 8-K filing also included, for CKS and D&G, the pro forma unaudited combined condensed balance sheet for the year ended November 30, 1996 and the pro forma combined statement of income, stockholders' equity and cash flows for the year ended November 30, 1996.

        (3) Form 8-K/A dated January 31, 1997 and filed with the Commission on January 31, 1997, amending the Form 8-K filing dated December 18, 1996.

        (4) Form 8-K dated January 31, 1997 and filed with the Commission on February 14, 1997 reporting information under item 5.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CKS GROUP, INC.
                                       (Registrant)


Date: April 15, 1997                   By:  /s/ Mark D. Kvamme
                                          -----------------------------------
                                            Mark D. Kvamme, Chairman, and
                                            Chief Executive Officer
                                            (Principle Executive Officer)

Date: April 15, 1997                   By:  /s/ Carlton H. Baab
                                           -----------------------------------
                                            Carlton H. Baab, Executive
                                            Vice President, and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)