Form 10-Q
period 1997-06-01
CKS GROUP INC
filed 1997-07-16
CIK 1002518

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 1, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________ TO __________.

                        COMMISSION FILE NUMBER:  0-27090

                                CKS GROUP, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                     77-0385435
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


      10441 Bandley Drive                                                       95014
      Cupertino, CA 95014                       (408) 366-5100
---------------------------------------------------------------------------------------
(Address of principal executive        (Registrant's telephone number,       (Zip Code)
           offices)                          including area code)

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   YES ____   NO ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                CLASS                           OUTSTANDING AT
                                                  JUNE 1, 1997
 Common Stock - $0.001 par value                   14,354,806

                        CKS GROUP, INC. AND SUBSIDIARIES
                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                                      PAGE NO.
                                                                                                                    --------

   ITEM 1. FINANCIAL STATEMENT:

           Condensed Consolidated Balance Sheets as of June 1, 1997
           and November 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

           Condensed Consolidated Statements of Income--Three and six months ended  June 1, 1997 and May 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

           Condensed Consolidated Statements of Cash Flows--Six months ended
           June 1, 1997 and May 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

           Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                       10


PART II.         OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS.                                                                                          18

    ITEM 2. CHANGES IN SECURITIES.                                                                                      18

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES.                                                                            18

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.                                                      18

    ITEM 5. OTHER INFORMATION.                                                                                          18

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                                                           19


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . 20

PART I.  FINANCIAL INFORMATION

ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        CKS GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   JUNE 1, 1997      NOVEMBER 30, 1996
                                                                   ------------      -----------------
                              ASSETS
 Current assets:
   Cash and cash equivalents                                           $  6,464                $19,372
   Marketable securities                                                 23,852                 37,895
   Accounts receivable, net of allowances of $1,196 and $762 in
       1997 and 1996, respectively                                       33,832                 22,541
   Fees and expenditures in excess of billings                            6,799                  2,792
   Prepaid expenses and other current assets                              1,506                    629
   Deferred income taxes                                                    968                    800
                                                                       --------                -------
          Total current assets                                           73,421                 84,029
 Property and equipment, net                                              5,206                  4,226
 Deferred income taxes                                                    9,902                    300
 Goodwill and other assets                                               26,242                  5,919
                                                                       --------                -------
              Total assets                                             $114,771                $94,474
                                                                       ========                =======

               LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                                    $ 19,267                $21,109
   Accrued expenses                                                       7,500                  6,386
   Billings in excess of fees and expenditures                            3,694                  3,201
   Current portion of liabilities to related parties                      2,366                  1,955
   Current portion of notes payable and capital lease
     obligations                                                            822                    417
   Income taxes payable                                                     878                    188
                                                                       --------                -------
          Total current liabilities                                      34,527                 33,256
 Deferred income taxes                                                       45                     --
 Liabilities to related parties, less current portion                        --                    223
 Notes payable and capital lease obligations,
   less current portion                                                     400                    481
                                                                       --------                -------
          Total liabilities                                              34,972                 33,960
                                                                       --------                -------
 Commitments
 Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares
        authorized; none issued and outstanding                              --                     --
   Common stock; $.001 par value; 30,000,000 shares authorized:
       14,355,000 and 13,162,000 issued and outstanding in 1997
       and 1996, respectively                                                14                     13
   Additional paid-in capital                                            68,805                 51,064
   Unrealized loss on marketable securities                                (205)                   (65)
   Notes receivable from stockholders                                      (292)                  (292)
   Retained earnings                                                     11,477                  9,794
                                                                       --------                -------
                                                                         79,799                 60,514
          Total stockholders' equity
                                                                       --------                -------
               Total liabilities and stockholders' equity              $114,771                $94,474
                                                                       ========                =======

                        CKS GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    -----------------------       ----------------------
                                                      JUNE 1,       MAY 31,        JUNE 1,       MAY 31,
                                                        1997         1996            1997          1996
                                                      -------       -------        -------       -------
 Revenues                                             $34,988       $22,730        $58,551       $36,603
                                                      -------       -------        -------       -------
 Operating expenses:
  Direct salaries and related expenses                  7,954         5,157         14,676         9,462
  Other direct operating expenses                      14,712        10,374         23,663        15,739
  General and administrative expense                    7,759         3,971         13,103         6,835
  Merger costs                                             --            --          1,593            --
                                                      -------       -------        -------       -------
      Total operating expenses                         30,425        19,502         53,035        32,036
                                                      -------       -------        -------       -------
 Operating income                                       4,563         3,228          5,516         4,567
 Other income, net                                        265           581            788           919
                                                      -------       -------        -------       -------
 Income before income taxes                             4,828         3,809          6,304         5,486
 Income taxes                                           1,990           887          2,216         1,278
                                                      -------       -------        -------       -------
 Net income                                           $ 2,838       $ 2,922        $ 4,088       $ 4,208
                                                      =======       =======        =======       =======

 Pro forma net income and per share data:
  Income before income taxes, as reported             $ 4,828       $ 3,809        $ 6,304       $ 5,486
  Pro forma income taxes                                1,990         1,453          2,534         2,092
                                                      -------       -------        -------       -------
  Pro forma net income                                $ 2,838       $ 2,356        $ 3,770       $ 3,394
                                                      =======       =======        =======       =======
  Pro forma net income per share                      $  0.19       $  0.17        $  0.25       $  0.24
                                                      =======       =======        =======       =======
  Shares used in per share computation                 14,987        14,250         14,953        14,036
                                                      =======       =======        =======       =======

                        CKS GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    SIX MONTHS ENDED
                                                                           -----------------------------------
                                                                           JUNE 1, 1997           MAY 31, 1996
                                                                           ------------           ------------
 Cash flows from operating activities:

     Net income                                                                 $ 4,088                $ 4,208
     Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Deferred taxes                                                             (348)                  (125)
        Compensation related to stock options                                        48                     53
        Tax benefit from disqualifying dispositions                               1,158                     --
        Depreciation and amortization                                             1,485                    587
        Loss on disposition of property due to acquisition                          227                     --
        Changes in operating assets and liabilities:
            Accounts receivable                                                  (3,150)                (9,743)
            Fees and expenditures in excess of billings                          (2,528)                (1,396)
            Prepaid expenses and other current assets                            (1,079)                   (80)
            Accounts payable                                                     (5,650)                10,925
            Accrued expenses                                                       (702)                 1,066
            Billings in excess of fees and expenditures                           1,333                    (76)
            Income taxes payable                                                    690                   (417)
                                                                                -------                -------
 Net cash provided by (used in) operating activities                             (4,428)                 5,002
                                                                                -------                -------
 Cash flows from investing activities:
     Purchases of property and equipment                                           (658)                (1,204)
     Purchases of marketable securities                                         (10,221)                    --
     Sale of marketable securities                                               24,073                     --
     Businesses acquired, net of cash received                                  (12,996)                    --
     Other assets                                                                   146                     --
                                                                                -------                -------
 Net cash provided by (used in) investing activities                                344                 (1,204)
                                                                                -------                -------

 Cash flows from financing activities:
     Repayment on line of credit and notes                                       (1,609)                   (79)
     Proceeds from sale of common stock                                           1,170                 37,823
     Distribution to stockholders                                                (2,405)                (3,326)
     Liabilities to related parties                                              (1,793)                   --
                                                                                -------                -------
 Net cash provided by (used in) financing activities                             (4,637)                34,418
                                                                                -------                -------

 Net change in cash and cash equivalents                                         (8,721)                38,216
 Change in subsidiary's fiscal year-end                                          (4,187)                    --
 Cash and cash equivalents, beginning of period                                  19,372                  4,789
                                                                                -------                -------
 Cash and cash equivalents, end of period                                       $ 6,464                $43,005
                                                                                =======                =======

 Supplementary disclosure of cash paid during the period:
     Interest                                                                   $    46                $    30
                                                                                =======                =======
     Income taxes                                                               $   796                $ 2,237
                                                                                =======                =======

 Noncash investing and financing activites:
     Businesses acquired for payable to related parties                         $ 2,652
                                                                                =======
     Businesses acquired for common stock                                       $ 6,030
                                                                                =======
     Deferred tax asset recorded in connection with
        taxable pooling of interests                                            $ 9,346
                                                                                =======

                        CKS GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements and related notes to condensed consolidated financial statements include the accounts of CKS Group, Inc. (the "Company" or "CKS Group") and its wholly-owned subsidiaries. Companies acquired in business combinations accounted for under the purchase method have been included from their respective acquisition dates. The condensed consolidated financial statements also give retroactive effect to the acquisition of McKinney & Silver ("M&S") in a business combination accounted for under the pooling-of interest method for all periods presented. Results for the three month and six month periods ended June 1, 1997 and May 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company's audited consolidated financial statements for the fiscal year ended November 30, 1996, included in the Company's report on Form 8-K/A, dated January 31, 1997 which was filed with the Securities Exchange Commission ("SEC") on May 28, 1997, and the supplemental consolidated financial statements for the fiscal year ended November 30, 1996, included in the Company's report on Form 8-K/A, dated June 25, 1997, which was filed with the SEC on June 26, 1997. The results of operations for the three and six month periods ended June 1, 1997 are not necessarily indicative of the results for the entire fiscal year ending November 30, 1997.

2.       PRO FORMA NET INCOME PER SHARE

         Pro forma net income per share is computed using the weighted average number of shares outstanding of common stock and dilutive common equivalent shares from stock options using the treasury stock method.

         Pro forma net income gives effect to the pooling-of-interests
combination between the Company and M&S.   M&S was a general partnership and,
as a result, M&S's historical results of operations, which have been included with the Company's under the pooling of interests method, do not include a provision for income taxes. Pro forma net income and net income per share data include a tax provision as if M&S had been a taxable "C" corporation for all periods.

3.       BUSINESS COMBINATIONS

Schell/Mullaney, Inc.

         On August 1, 1996, the Company acquired Schell/Mullaney, Inc. ("Schell/Mullaney"). The acquisition of Schell/Mullaney was accounted for as a purchase with the results of Schell/Mullaney included in the Company's results from the acquisition date. The following summary, prepared on a pro forma basis, combines the Company's consolidated results of operations for the three month and six month periods ended May 31, 1996, with Schell/Mullaney results of operations for the three month and six month periods ended June 30, 1996, as if Schell/Mullaney had been acquired as of the beginning of the periods presented (in thousands, except per share data):

                                                                   SIX MONTHS
                                         THREE MONTHS ENDED           ENDED
                                             MAY 31,1996          MAY 31,1996
                                         -------------------      -----------
 Revenues                                       $ 24,108             $ 39,488
 Net income                                     $  2,798             $  4,379
 Net income per share                           $   0.19             $   0.31

 Shares used in per share computation             14,433               14,219

         The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Donovan & Green, Inc.

         On January 3, 1997, the Company acquired the assets and assumed substantially all the liabilities of Donovan & Green, Inc. ("D&G"). The Purchase Agreement provides for initial payments to D&G of $5,146,000. The Company made guaranteed payments to D&G consisting of $2,219,000 in cash and issued 41,259 shares of the Company's common stock on April 18, 1997. In addition, D&G will be entitled to receive an additional $1,003,000 in cash and a number of shares of common stock of the Company with a value of $496,000 over the next two fiscal years. D&G will also have the right to receive additional payments if it attains certain earnings goals during the fiscal years ending November 30, 1997, 1998, 1999, and 2000. D&G may receive up to $889,000 in cash and shares of the Company's common stock with a value of up to $444,000 in each of 1998 and 1999 if it meets its earnings goals for the 1997 and 1998 fiscal years. To the extent that D&G exceeds its earnings goals for the 1997, 1998, 1999, and 2000 fiscal years by more than 10%, D&G will be entitled to receive cash and common stock of the Company with a combined value of up to $1,000,000 per year for each of these four years. Pro forma financial information giving effect to the acquisition of the assets and certain liabilities of D&G has not been presented because such pro forma results would not have differed materially from the Company's.

McKinney & Silver

         On January 31, 1997, the Company issued 841,291 shares of its common stock for all of the partnership units and residual partnership interests of McKinney & Silver ("M&S"). The combination has been accounted for as a pooling of interests, and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the combination to include the results of operations, financial position and cash flows of M&S.

         Prior to the combination, M&S's fiscal year ended on December 31. In recording the business combination, M&S's financial statements as of and for the three month and six month periods ended June 30, 1996 have been combined with the Company's consolidated financial statements as of and for the three month and six month periods ended May 31, 1996. Total revenues and net income for the individual entities as previously reported are as follows (in thousands):

                                   THREE MONTHS                SIX MONTHS
                                       ENDED                     ENDED
                                    MAY 31,1996               MAY 31,1996
                                    -----------               -----------
 Total revenues:
    CKS                                 $13,745                  $22,895
    M&S                                   8,985                   13,708
                                        -------                  -------
                                        $22,730                  $36,603

 Net income:
    CKS                                 $ 1,302                  $ 2,045
    M&S                                   1,620                    2,163
                                        -------                  -------
                                        $ 2,922                  $ 4,208


         In 1997, M&S changed its fiscal year end to the Sunday nearest November 30 to conform to CKS's fiscal year end. M&S unaudited results of operations for the month ended December 31, 1996, included revenue of $2,230,000 and net income of $248,000. The net decrease in cash and cash equivalents for the six month period ended June 1, 1997, has been adjusted to eliminate the effect of including M&S's net income and cash flows for the month ended December 31, 1996.

         In connection with the M&S transaction, the Company recorded a nonrecurring charge for transaction related costs of approximately $1.6 million for the quarter ending March 2, 1997, consisting primarily of accounting, consulting and legal fees, financial printing and other related costs. In addition, because the combination is taxable, CKS recorded a deferred tax asset of approximately $9.3 million for the difference between the financial statement and tax carrying amounts of M&S's net assets upon the closing of the transaction.

CKS Holding Deutschland GmbH

         On March 10, 1997, the Company acquired CKS Holding Deutschland GmbH (formerly Elektronische Publikationen GmbH), a German corporation ("CKS GmbH"). In consideration for the sale of their shares in CKS GmbH, the shareholders of CKS GmbH received $2,925,000 cash and 86,603 shares of common stock of CKS and the right to receive up to an additional $10,000,000 in cash and additional shares of common stock over the next three fiscal years upon attainment of certain financial performance goals by CKS GmbH. The number of additional shares of CKS common stock to be issued to stockholders of CKS GmbH will be determined based on the closing price of CKS common stock over a ten business day period ending two business days prior to the issuance date of such shares. The acquisition of the capital stock of CKS GmbH was treated as a purchase for financial accounting purposes.

         The following summary, prepared on a pro forma basis, combines the Company's consolidated results of operations for the three month and six month periods ended May 31, 1996 with CKS GmbH results of operations for the three month and six month periods ended June 30, 1996, as if CKS GmbH had been acquired as of the beginning of the period presented (in thousands, except per share data):

                                               THREE MONTHS               SIX MONTHS
                                                   ENDED                     ENDED
                                               MAY 31, 1996              MAY 31, 1996
                                               ------------              ------------
 Revenues                                         $26,276                  $43,662
 Net income                                       $ 2,228                  $ 3,125
 Net income per share                             $  0.16                  $  0.22

 Shares used in per share computation              14,337                   14,123

         Pro forma financial information for the three month and six month periods ended June 1, 1997 giving effect to the acquisition of CKS GmbH has not been presented because such pro forma results would not have differed materially from the Company's reported results.

         The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Gormley & Partners, Inc.

         On March 12, 1997, the Company acquired certain assets of Gormley & Partners, Inc. ("Gormley"), a Connecticut corporation. The Purchase Agreement provides for initial payment of $3,150,000 in cash and 40,206 shares of CKS common stock to Gormley and an additional $1,500,000 in cash and CKS Common Stock payable during fiscal 1998. In addition, Gormley will also have the right to receive additional payments if it attains certain earnings goals during the fiscal years ending November 30, 1997, 1998, 1999, and 2000. Pro forma financial information giving effect to the acquisition of the certain assets of Gormley has not been presented because such pro forma results would not have differed materially from the Company's.

4.       PRO FORMA CONSOLIDATED FINANCIAL DATA

         The following summary pro forma consolidated statements of income data gives effect to the pooling of interests business combination between the Company and M&S. The data excludes the $1.6 million nonrecurring charge for merger costs recorded by the Company during fiscal 1997 and includes a tax provision as if M&S had been a taxable C Corporation for all periods. The pro forma consolidated statements of income data for the three month and six month periods ended May 31, 1996 gives effect to the implementation of a management bonus plan for the former partners of M&S as if such plan had been in effect as of the beginning of the periods presented. The effect of such pro forma adjustment was to increase direct salaries and related expenses by $461,000 and $512,000 during the three months and six months ended May 31, 1996. (In thousands, except share data.):

                                                     THREE MONTHS                         SIX MONTHS
                                                        ENDED                                ENDED
                                           ---------------------------------      -----------------------------
                                           JUNE 1, 1997         MAY 31, 1996      JUNE 1, 1997     MAY 31, 1996
                                           ------------         ------------      ------------     ------------
 Revenues                                     $34,998               $22,730           $58,551         $36,603
 Net income                                   $ 2,838               $ 2,071           $ 4,765         $ 3,077
 Pro forma net income per share               $  0.19               $  0.15           $  0.32         $  0.22

 Shares  used  in per  share
  computation                                  14,987                14,250            14,953          14,036


5.       RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion (APB) No. 15 and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company will adopt SFAS No. 128 in fiscal 1998. The adoption of SFAS No. 128 is expected to result in basic EPS greater than primary EPS, computed under APB No. 15, and diluted EPS approximating primary EPS, computed under APB No. 15.

6.       SUBSEQUENT EVENTS

         On June 17, 1997, the Company issued 241,108 shares of its common stock for all of the outstanding capital stock of SiteSpecific, and assumed options to purchase 18,892 shares of CKS common stock under an option plan. The merger will be accounted for as a pooling of interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This section contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of factors, including those set forth under "Factors Affecting Operating Results." Readers are also encouraged to refer to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 for a further discussion of the Company's business and the risks and opportunities attendant thereto.

INTRODUCTION

         In reviewing the Company's consolidated financial statements and the discussion of the Consolidated Results of Operations that appears below, the following should be taken into consideration. During the quarter ended March 2, 1997, the Company acquired McKinney & Silver ("M&S") in a business combination accounted for under the pooling-of-interests method. Prior to acquisition by the Company, M&S prepared its financial statements on a calendar year basis. Under Generally Accepted Accounting Principles ("GAAP"), after CKS acquired M&S, CKS restated its financial results to include the financial results of M&S for all periods presented. Pursuant to GAAP, M&S's results for January 1, 1996 through June 30, 1996 period were included in CKS's results for the period from December 1, 1995 through May 31, 1996 (the first six months of the Company's 1996 fiscal year). Beginning with the Company's current fiscal year, M&S's fiscal year has been conformed to CKS's fiscal year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 1, 1997 AND MAY 31, 1996

         REVENUES

         The Company generates its revenues through project fees on a fixed fee for service basis and contract based retainer fees. Revenues increased to $35.0 million in the quarter ended June 1, 1997 from $22.7 million in the same quarter of fiscal year 1996, representing an increase of 54%. This increase in revenues was due to an increase in the number and value of projects undertaken for existing clients of the Company, the establishment of new client relationships, and the inclusion of Schell/Mullaney, D&G, CKS GmbH and Gormley revenues in the Company's consolidated results. Revenues from new media projects increased to $8.4 million in the quarter ended June 1, 1997 from $4.6 million in the same quarter of fiscal 1996, representing an increase of 83%. New media revenues represented approximately 24% of revenues for the quarter compared to 20% for the quarter ended May 31, 1996 (after giving effect to the restatement to include M&S). In the Company's quarterly report on Form 10-Q for the quarter ended May 31, 1996, the Company reported that revenue from new media projects was approximately 33% of total revenues for the quarter ended May 31, 1996, without giving effect to the restatement to include M&S. M&S historically has not had any significant new media revenues, so the effect of the restatement was to reduce new media revenues for the quarter ended May 31, 1996 from 33% to 20%.

         DIRECT SALARIES AND RELATED EXPENSES

         Direct salaries and related expenses consist primarily of wages for regular and temporary employees, as well as incentive bonus payments and benefits for regular employees. The Company's direct salaries and related expenses increased 54.2% to approximately $8.0 million in the quarter ended June 1, 1997 from approximately $5.2 million during the same quarter of fiscal 1996, representing 22.7% of revenues both for the second quarter of fiscal 1997 and the same quarter of fiscal 1996. The increase in absolute dollars was primarily attributable to an increase in salaries and related expenses necessary to support the Company's growth. As a percentage of revenues, direct salaries and related expenses remained relatively unchanged from quarter to quarter.

         OTHER DIRECT OPERATING EXPENSES

         Other direct operating expenses include materials, contract freelance talent (independent consultants and contractors), facilities and equipment expenses necessary to provide services to the Company's clients. Other direct operating expenses increased approximately 41.8% to approximately $14.7 million in the quarter ended June 1, 1997, from approximately $10.4 million in the same quarter of fiscal year 1996, representing 42.0% of revenues in the second quarter of 1997 and 45.6% of revenues in the same quarter of fiscal 1996. The increase in absolute dollars was primarily attributable to increases in materials costs and freelance talent costs necessary to support the higher level of revenues. As a percentage of revenues, other direct operating expenses decreased as a result of a more rapid increase in revenues than in other direct operating expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include headquarters expenses, insurance, personnel costs for finance and administration, accounting and legal fees, bad debt expense, management information systems expenses, and employee benefits. General and administrative expenses increased 95.4% to approximately $7.8 million in the fiscal quarter ended June 1, 1997 from approximately $4.0 million in the same quarter of fiscal 1996, and represented 22.2% and 17.5% of revenues in the second quarter of fiscal 1997 and fiscal 1996, respectively. This period over period increase in absolute dollars was primarily attributable to higher general and administrative payroll and general office costs to support the Company's growth both internally and through acquisitions. The second quarter of fiscal 1997 includes general and administrative expenses for Schell/Mullaney, D&G, CKS GmbH and Gormley, subsidiaries which were acquired after the second quarter of fiscal 1996, as well as goodwill amortization related to the acquisition of these companies. The quarter over quarter increase in these expenses as a percentage of revenues was attributable principally to higher general and administrative payroll costs to support the Company's growth, goodwill amortization expense related to acquisitions, and facilities costs to provide capacity to accommodate new business.

         OTHER INCOME (EXPENSE), NET

         Other income and expense decreased primarily due to a decrease of approximately $160,000 in interest income due to the use of cash in acquisitions. In addition, the second quarter of fiscal 1996 included a nonrecurring gain of approximately $187,000 from the sale of stock accepted from a client in lieu of fees.

         INCOME TAXES

         Combined actual federal and state income tax rates were 41.2% in the quarter ended June 1, 1997 and 23.3% in the quarter ended May 31, 1996. These tax rates do not include a provision for income taxes for M&S prior to January 31, 1996, which was a general partnership prior to the acquisition by CKS Group. Combined pro forma federal and state income tax rates were 41.2% in the quarter ended June 1, 1997 and 38.1% in the second quarter of fiscal 1996. Pro forma tax rates include a tax provision to reflect M&S income as if M&S had been a taxable "C"corporation for all periods presented.


SIX MONTHS ENDED JUNE 1, 1997 AND MAY 31, 1996

         REVENUES

         Revenues increased to $58.6 million in the six month period ended June 1, 1997 from $36.6 million in the six months ended May 31, 1996, representing an increase of 60.0%. This increase in revenues was due to an increase in the number and value of projects undertaken for existing clients of the Company, the establishment of new client relationships, and the inclusion of Schell/Mullaney, D&G, M&S, CKS GmbH, and Gormley revenues in the Company's consolidated results. Revenues from new media projects increased $14.3 million for the six months ended June 1, 1997 from $7.3 million in the same period of fiscal 1996, representing an increase of 96%. New media revenues represented approximately 24% of revenues for the six months ended June 1, 1997 compared to 20% for the six months ended May 31, 1996 (after giving effect to the restatement to include M&S).

         DIRECT SALARIES AND RELATED EXPENSES

         The Company's direct salaries and related expenses increased 55.1% to approximately $14.7 million for the six months ended June 1, 1997 from approximately $9.5 million during the six months ended May 31, 1996, representing 25.1% of revenues for the first six months of fiscal 1997 and
25.9% of revenues in the same period of fiscal 1996.   In absolute dollars,
this increase was primarily attributable to an increase in salaries and related expenses necessary to support the Company's growth. As a percentage of revenues, direct salaries and related expenses remained relatively unchanged from year to year.

         OTHER DIRECT OPERATING EXPENSES

         Other direct operating expenses increased approximately 50.3% to $23.7 million in the six months ended June 1, 1997, from $15.7 million in the first six months of fiscal 1996, representing 40.4% of revenues in the first six months of fiscal 1997 and 43.0% of revenues in the first six months of fiscal 1996. In absolute dollars, this increase was primarily attributable to increases in materials costs and freelance talent costs necessary to support the higher level of revenues. As a percentage of revenues, other direct operating expenses decreased as a result of a more rapid increase in revenues than in other direct operating expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased approximately 91.7% to $13.1 million in the first six months ended June 1, 1997 from approximately $6.8 million in the same period of fiscal 1996, and represented 22.4% and 18.7% of revenues in the first six months of fiscal 1997 and fiscal 1996, respectively. This increase in absolute dollars was primarily attributable to higher general and administrative payroll and facilities costs to support the Company's growth, the inclusion in the first six months of fiscal 1997 of Schell/Mullaney expenses, Donovan & Green expenses and goodwill amortization related to these acquisitions, as well as the inclusion in the second quarter of fiscal 1997 of CKS GmbH expenses, Gormley expenses, and goodwill amortization related to these acquisitions. The increase in these expenses as a percentage of revenues was attributable principally to higher general and administrative payroll costs and business development costs incurred to support the Company's growth and goodwill amortization related to the acquisitions.

         MERGER COSTS

         In connection with the acquisition of M&S, the Company recorded a nonrecurring charge for transaction-related costs of approximately $1.6 million in the first quarter of fiscal 1997, consisting primarily of fees for investment banking services, accounting services, consulting and legal services, financial printing costs and other related costs.

         OTHER INCOME (EXPENSE), NET

         Other income and expense consists primarily of interest earned on the Company's holdings in cash, cash equivalents and marketable securities, offset by interest expense incurred due to the amortization of imputed interest on guaranteed cash payments related to subsidiary acquisitions. Other income and expense decreased year over year due to a nonrecurring gain in the second quarter of fiscal 1996 of approximately $187,000 from the sale of stock accepted from a client in lieu of fees.

         INCOME TAXES

         Combined actual federal and state income tax rates were 35.1% in the six month period ended June 1, 1997 and 23.3% in the same period of fiscal 1996. These tax rates do not include a provision for income taxes for M&S prior to January 31, 1996, which was a general partnership prior to the acquisition by CKS Group. Combined pro forma federal and state income tax rates were 40.2% in the six month period ended June 1, 1997 and 38.1% in the same period of 1996. Pro forma tax rates include a tax provision to reflect M&S income as if M&S had been a taxable "C" corporation for all periods presented.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations and investments in property and equipment through cash generated from operations, bank borrowing, equity financing and capital lease financing arrangements. At June 1, 1997, the Company had no material capital commitments.

         Cash, cash equivalents and marketable securities, consisting primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $30.3 million and $57.3 at June 1, 1997 and November 30, 1996, respectively. The decrease in cash, cash equivalents and marketable securities during this period was primarily due to approximately $4.4 million used in operations, approximately $13.0 million in cash payments to acquire D&G, CKS GmbH and Gormley & Partners, Inc., $4.6 million used for financing activities, and from a $4.2 million adjustment related to the change in M&S's fiscal year.

         Net cash used for operating activities was approximately $4.4 million in the six month period ended June 1, 1997, principally to fund working capital fluctuations in the acquired companies and pay merger costs related to the M&S acquisition.

         Net cash provided by investing activities was approximately $344,000 in the six month period ended June 1, 1997, and includes $13.8 million in net proceeds from the sale of marketable securities, of which $13.0 million was used to finance acquisitions during fiscal 1997, and $658,000 was used for capital expenditures.

         Net cash used for financing activities was approximately $4.6 million in the six month period ended June 1, 1997, reflecting post merger distributions of pre-acquisition M&S partnership contributions and earnings totaling approximately $4.2 million, and $1.6 million in debt repayment by acquired companies, partially offset by $1.2 million in proceeds from the sale of common stock through the Company's 1996 Employee Stock Purchase Plan and upon exercise of options.

         In recording the business combination with M&S, the Company's balance sheet as of November 30, 1996 was combined with M&S's balance sheet as of December 31, 1996. Subsequent to year end, M&S changed its fiscal year end to conform with the Company's fiscal year end. The net decrease in cash and cash equivalents for the six month period ended June 1, 1997 has been adjusted to eliminate the effect of including M&S's net income and cash flows for the month ended December 31, 1996. The adjustment amounted to $4.2 million, primarily as a result of a substantial payment received by M&S in December 1996 from a client for media placements, for which related costs were not paid until January 1997. This adjustment is reflected in the Company's Consolidated Statements of Cash Flows under the line item "Change in subsidiary's fiscal year end".

         The Company and its subsidiaries have $4.4 million in credit facilities available under revolving lines of credit. The Company also has a $1.0 million three year term loan facility available for purchases of equipment. The credit facilities are secured by all the assets of the Company and bear interest at rates of prime to prime plus 1% for the lines of credit and prime plus 0.5% for the term loan. At June 1, 1997, there was $719,000 of indebtedness outstanding under these credit facilities. These credit agreements, which are scheduled to expire between September 30, 1997 and March 31, 1998, require compliance with various financial covenants and restrictions, including maintenance of minimum levels of net worth and profitability, and restrict the Company's ability to pay dividends or to effect mergers or acquisitions without the bank's consent.

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





__________________________________

     * This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company s actual performance will meet the Company s current expectations.

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

         CKS operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report and in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, these uncertainties include the following:

         The Company's five largest clients accounted for approximately 36% of the Company's revenues for the six month period ended June 1, 1997. Since many of the Company's clients retain the Company on a project by project basis, a client from whom the Company generates substantial revenue in one period may not be a substantial source of revenue in a subsequent period. To the extent that the Company's major clients do not remain a significant source of revenues, and the Company is unable to replace these clients, there could be a direct and immediate material adverse effect on the Company's business, financial condition and operating results.

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

         The trading price of the Company's Common Stock has been and in the future is expected to continue to be subject to extreme fluctuations in response to both business-related issues, such as quarterly variations in operating results, announcements of new services or business acquisitions by the Company or its competitors, the gain or loss of client accounts, and stock market-related influences, such as changes in analysts' estimates, the presence or absence of short-selling of the Company's stock and events affecting other companies that the market deems to be comparable to the Company. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price of many technology- oriented companies and that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. The trading prices of many high technology and Internet- related companies' stocks, including the Common Stock of the Company, are at or near their historical highs and reflect price/earning ratios substantially above historical norms. There can be no assurance that the trading price of the Company's Common Stock will remain at or near its current level.

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

         As part of its business strategy, the Company has made significant investments in businesses that offer complementary marketing communication services, products and technologies, and expects to make significant additional acquisitions in the future. There can be no assurance that any of the acquired companies or the Company's operations will be profitable. The acquisition of Schell/Mullaney, D&G, M&S, CKS GmbH, Gormley, SiteSpecific and any future acquisitions or investments involve or may involve numerous risks commonly encountered in the acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired personnel and clients, unexpected liabilities, dilutive issuances of equity securities, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. The occurrence of any of these contingencies could have a material adverse effect on the Company's business, financial condition and operating results. The Company expects that future acquisitions, if any, could provide for consideration to be paid in cash, stock or a combination of cash and stock. Acquisitions accounted for as a purchase increase the amount of goodwill recorded as an asset on the Company's financial statements and generally increase the amount of such goodwill that must be amortized against operating results in the future. There can be no assurance that the Company's prior acquisitions or any other potential acquisitions will not have a material adverse effect on the Company's business, financial condition and operating results.


PART II.         OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

                 None.

         ITEM 2. CHANGES IN SECURITIES

         On March 10, 1997, the Company issued 86,603 shares of its Common Stock for the purchase of shares of CKS Holding Deutschland GmbH ("CKS GmbH") (formerly EPG Elektronische Publikationen GmbH). The Common Stock was issued to the former shareholders of CKS GmbH. On March 12, 1997, the Company issued 40,206 shares of its Common Stock for the purchase of assets of ALI Consulting, Inc. (formerly Gormley & Partners, Inc.). The Common Stock was issued to ALI. In addition, on April 18, 1997, the Company issued 41,259 shares of its Common Stock in connection with the Donovan & Green, Inc. ("D&G") asset purchase. The Company did not employ an underwriter or placement agent in connection with either of these transactions. The Common Stock was issued without registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of Securities Act.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                 None.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None.

         ITEM 5. OTHER INFORMATION

                 None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 a.       Exhibits                                        Page

                          11.1    Statement Regarding Computation of
                                  Per-Share Earnings                       21

                 b.       Reports on Form 8-K

                 During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

         (1) Form 8-K/A dated January 31, 1997 and filed with the Commission on March 6, 1997 under items 2 and 7, amending the Form 8-K filing originally filed on February 14, 1997. This Form 8-K/A filing included the financial statements of M&S for the years ended December 31, 1994, 1995 and 1996, as well as the report of Ernst & Young LLP dated January 31, 1997. This Form 8-K filing also included, for CKS and M&S, the pro forma unaudited combined condensed balance sheet as of November 30, 1996 and the pro forma combined condensed statements of income for the years ended November 30, 1994, 1995 and 1996.

         (2) Form 8-K dated February 27, 1997 and filed with the Commission on March 11, 1997 reporting information under item 8.

         (3) Form 8-K dated March 10, 1997 and filed with the Commission on March 18, 1997 reporting information under item 2.

         (4) Form 8-K dated March 24, 1997 and filed with the Commission on March 25, 1997 reporting information under item 5. This Form 8-K filing included restated quarterly results of operations for the Company for the four quarters ended November 30, 1996.

         (5) Form 8-K/A dated January 31, 1997 and filed with the Commission on May 28, 1997 under item 2 and 7, amending the Form 8-K filing originally filed on February 14, 1997, as amended on March 6, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CKS GROUP, INC.
                              ---------------
                              (Registrant)


Date: July 15, 1997           By:  /s/ MARK D. KVAMME
                                  --------------------------------------
                                  Mark D. Kvamme, Chairman, President and
                                  Chief Executive Officer (Principle
                                  Executive Officer)

Date: July 15, 1997           By:  /s/ CARLTON H. BAAB
                                  ---------------------------------------
                                  Carlton H. Baab, Executive Vice President,
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit #               Description
---------               -----------
11.1                    Statement Regarding Computation of Per-Share Earnings

27.1                    Financial Data Schedule