Form 10-Q
period 1997-08-31
CKS GROUP INC
filed 1997-10-15
CIK 1002518

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _________ TO __________.

        COMMISSION FILE NUMBER:  0-27090


                                 CKS GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                            77-0385435
  ------------------------------                            -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

   10441 Bandley Drive
   Cupertino, CA 95014                  (408) 366-5100                   95014
  ---------------------         -------------------------------       ----------
  (Address of principal         (Registrant's telephone number,       (Zip Code)
    executive offices)               including area code)


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

                               YES   X    NO
                                   -----     -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                         OUTSTANDING AT
                         CLASS                           AUGUST  31, 1997
             Common Stock - $0.001 par value                14,741,999


================================================================================

                        CKS GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION                                                           PAGE NO.

        ITEM 1.FINANCIAL STATEMENTS:

        Condensed Consolidated Balance Sheets as of August 31, 1997 and November 30, 1996......3

        Condensed Consolidated Statements of Income - Three months and nine months ended
           August 31, 1997 and August 31, 1996.................................................4

        Condensed Consolidated Statements of Cash Flows - Nine months ended August 31,
           1997 and August 31, 1996............................................................5

        Notes to Condensed Consolidated Financial Statements...................................6

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS.................................................................11


PART II. OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS.............................................................18

        ITEM 2. CHANGES IN SECURITIES.........................................................18

        ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................................18

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.........................18

        ITEM 5. OTHER INFORMATION.............................................................18

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................................18


SIGNATURES....................................................................................19

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        CKS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   AUGUST  31, 1997 NOVEMBER 30, 1996
                                                                   ---------------- -----------------
                         ASSETS
Current assets:
   Cash and cash equivalents                                              $  11,675          $ 19,385
   Marketable securities                                                     22,254            37,895
   Accounts receivable, net of allowances of $1,531 and
      $762 at August 31, 1997 and November 30, 1996, respectively            31,465            22,651
   Fees and expenditures in excess of billings                                8,015             2,792
   Prepaid expenses and other current assets                                  1,260               907
   Deferred income taxes                                                      1,599               800
                                                                          ---------          --------
         Total current assets                                                76,268            84,430
Property and equipment, net                                                   5,844             4,571
Deferred income taxes                                                         9,782               300
Goodwill and other assets                                                    26,001             5,937
                                                                          ---------          --------
            Total assets                                                  $ 117,895          $ 95,238
                                                                          =========          ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $  19,876          $ 21,392
   Accrued expenses                                                           5,837             6,424
   Billings in excess of fees and expenditures                                1,668             3,257
   Current portion of liabilities to related parties                          2,423             1,955
   Current portion of notes payable and capital lease obligations               863               433
   Income taxes payable                                                         556               188
                                                                          ---------          --------
         Total current liabilities                                           31,223            33,649
Liabilities to related parties, less current portion                             --               223
Notes payable and capital lease obligations, less current portion               396               502
                                                                          ---------          --------
         Total liabilities                                                   31,619            34,374
                                                                          ---------          --------
Commitments
Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares
      authorized; none issued and outstanding                                    --                --
   Common stock; $.001 par value; 30,000,000 shares authorized:
      14,742,000 and 13,162,000 issued and outstanding
      at August 31, 1997 and November 30, 1996, respectively                     14                13
   Additional paid-in capital                                                73,212            51,716
   Notes receivable from stockholders                                          (198)             (292)
   Unrealized loss on marketable securities                                    (258)              (65)
   Retained earnings                                                         13,506             9,492
                                                                          ---------          --------
         Total stockholders' equity                                          86,276            60,864
                                                                          ---------          --------
            Total liabilities and stockholders' equity                    $ 117,895          $ 95,238
                                                                          =========          ========

                        CKS GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 ------------------        -----------------
                                               AUGUST 31,   AUGUST 31,   AUGUST 31,  AUGUST 31,
                                                 1997         1996         1997         1996
                                                 ----         ----         ----         ----
Revenues                                        $39,750      $24,682      $99,980      $62,012
                                                -------      -------      -------      -------
Operating expenses:
   Direct salaries and related expenses           8,870        6,009       24,325       15,758
   Other direct operating expenses               17,122       10,922       41,165       26,842
   General and administrative expenses            8,390        4,605       22,048       11,800
   Merger costs                                     859           --        2,452           --
                                                -------      -------      -------      -------
      Total operating expenses                   35,241       21,536       89,990       54,400
                                                -------      -------      -------      -------
Operating income                                  4,509        3,146        9,990        7,612
Other income, net                                   198          445          988        1,364
                                                -------      -------      -------      -------
Income before income taxes                        4,707        3,591       10,978        8,976
Income taxes                                      2,327          819        4,527        2,053
                                                -------      -------      -------      -------
Net income                                      $ 2,380      $ 2,772      $ 6,451      $ 6,923
                                                =======      =======      =======      =======
Net income per share                            $  0.15
                                                =======

Pro forma net income and per share data:
   Income before income taxes, as reported                   $ 3,591      $10,978      $ 8,976
                                                             =======      =======      =======
   Pro forma income taxes                                      1,366        4,845        3,412
                                                             =======      =======      =======
   Pro forma net income                                      $ 2,225      $ 6,133      $ 5,564
                                                             =======      =======      =======
   Pro forma net income per share                            $  0.15      $  0.40      $  0.39
                                                             =======      =======      =======
Shares used in per share computation             15,633       14,569       15,342       14,322
                                                =======      =======      =======      =======

                        CKS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                        NINE MONTHS ENDED
                                                                        -----------------
                                                                AUGUST 31, 1997   AUGUST 31, 1996
                                                                ---------------   ---------------
Cash flows from operating activities:
   Net income                                                          $  6,451          $  6,923
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Deferred taxes                                                       (859)             (216)
      Compensation related to stock options                                  91                78
      Tax benefit from disqualifying dispositions                         2,502               693
      Depreciation and amortization                                       2,072               932
      Loss on disposition of property due to acquisition                    227                --
      Changes in operating assets and liabilities:
         Accounts receivable                                               (519)           (7,128)
         Fees and expenditures in excess of billings                     (3,744)           (1,115)
         Prepaid expenses and other current assets                          (52)           (1,122)
         Accounts payable                                                (5,452)            5,737
         Accrued expenses                                                (2,194)            1,944
         Billings in excess of fees and expenditures                       (702)             (708)
         Income taxes payable                                               366              (856)
                                                                       --------          --------
Net cash provided by (used in) operating activities                      (1,813)            5,162
                                                                       --------          --------

Cash flows from investing activities:
   Purchases of property and equipment                                   (1,244)           (2,435)
   Purchases of marketable securities                                   (17,259)          (29,964)
   Sale of marketable securities                                         32,620                --
   Businesses acquired, net of cash received                            (13,740)               --
   Other assets                                                             148               222
                                                                       --------          --------
Net cash provided by (used in) investing activities                         525           (32,177)
                                                                       --------          --------

Cash flows from financing activities:
   Repayment on line of credit and notes                                 (1,659)             (395)
   Proceeds from sale of common stock                                     3,637            43,050
   Distribution to stockholders                                          (2,405)           (3,877)
   Liabilities to related parties                                        (1,736)             (234)
                                                                       --------          --------
Net cash provided by (used in) financing activities                      (2,163)           38,544
                                                                       --------          --------
                                                                         (3,451)           11,529
Net change in cash and cash equivalents
Change in subsidiaries' fiscal year-end                                  (4,259)               --
Cash and cash equivalents, beginning of period                           19,385             4,817
                                                                       --------          --------
Cash and cash equivalents, end of period                               $ 11,675          $ 16,346
                                                                       ========          ========

Supplementary disclosure of cash paid during the period:
   Interest                                                            $    131          $     42
                                                                       ========          ========
   Income taxes                                                        $  1,121          $  3,948
                                                                       ========          ========

Noncash investing and financing activities:
   Businesses acquired for payable to related parties                  $  2,146          $     --
                                                                       ========          ========
   Businesses acquired for common stock                                $  6,030          $  4,997
                                                                       ========          ========
   Deferred tax asset recorded in connection with
      taxable pooling of interests                                     $  9,346          $     --
                                                                       ========          ========

                        CKS GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      Basis of Presentation

        The accompanying condensed consolidated financial statements and related notes to condensed consolidated financial statements include the accounts of CKS Group, Inc. (the "Company" or "CKS Group") and its wholly-owned subsidiaries. Companies acquired in business combinations accounted for under the purchase method have been included from their respective acquisition dates. The condensed consolidated financial statements also give retroactive effect to the acquisition of McKinney & Silver ("M&S") and SiteSpecific, Inc. ("SiteSpecific") in business combinations accounted for under the pooling of interests method for all periods presented. Results for the three month and nine month periods ending August 31, 1997 and August 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company's audited consolidated financial statements for the fiscal year ending November 30, 1996, included in the Company's report on Form 8-K/A, dated January 31, 1997 which was filed with the Securities and Exchange Commission ("SEC") on May 28, 1997. The results of operations for the three and nine month periods ending August 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending November 30, 1997.

2.      Net Income and Pro Forma Net Income Per Share

        Net income and pro forma net income per share is computed using the weighted average number of shares outstanding of common stock and dilutive common equivalent shares from stock options using the treasury stock method.

        Pro forma net income gives effect to the pooling of interests combinations between the Company and M&S and the Company and SiteSpecific. M&S was a general partnership and, as a result, M&S's historical results of operations prior to the acquisition by the Company, which have been included with the Company's under the pooling of interests method, do not include a provision for income taxes. Pro forma net income and net income per share data include a tax provision as if M&S had been a taxable "C" corporation for all periods.

3.      Business Combinations

Schell/Mullaney, Inc.

        On August 1, 1996, the Company acquired Schell/Mullaney, Inc. ("Schell/Mullaney"). The acquisition of Schell/Mullaney was accounted for as a purchase with the results of Schell/Mullaney included in the Company's results from the acquisition date. The following summary, prepared on a pro forma basis, combines the Company's consolidated results of operations for the three month and nine month periods ended August 31, 1996 with Schell/Mullaney results of operations for the three month and nine month periods ended September 30, 1996, as if Schell/Mullaney had been acquired as of the beginning of the period presented (in thousands, except per share data):

                                                   THREE MONTHS       NINE MONTHS
                                                       ENDED              ENDED
                                                   AUGUST 31,  1996   AUGUST 31, 1996
                                                   ----------------   ---------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ......................................        $25,453            $65,668
Net income ....................................        $ 2,332            $ 6,658
Net income per share...........................        $  0.16            $  0.46

Shares used in per share computation...........         14,691             14,484

        The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Donovan & Green, Inc.

        On January 3, 1997, the Company acquired the assets and assumed substantially all the liabilities of Donovan & Green, Inc. ("D&G"). The acquisition of D&G was accounted for as a purchase. The purchase agreement provided for initial payments to D&G of $5,146,000. The Company also made a guaranteed payment to D&G consisting of $2,219,000 in cash and 41,259 shares of Company's common stock on April 18, 1997. In addition, D&G will receive an additional guaranteed payment totaling $1,003,000 in cash and a number of shares of common stock of the Company with a value of $497,000 over the next two fiscal years. D&G will also have the right to receive additional payments if it attains certain earnings goals during the fiscal years 1997, 1998, 1999 and 2000. D&G may receive up to $889,000 in cash and shares of the Company's common stock with a value of up to $444,000 in each of 1998 and 1999 if it meets its earnings goals for the 1997 and 1998 fiscal years. To the extent that D&G exceeds its earnings goals for the 1997, 1998, 1999, and 2000 fiscal years by more than 10%, D&G will be entitled to receive cash and common stock of the Company with a combined value of up to $1,000,000 per year for each of these four years. Pro forma financial information giving effect to the acquisition of the assets and certain liabilities of D&G has not been presented because such pro forma results would not have differed materially from the Company's.

CKS Holding Deutschland GmbH

        On March 10, 1997, the Company acquired all the shares of CKS Holding Deutschland GmbH (formerly Elektronische Publikationen GmbH), a German limited liability company ("CKS GmbH"). In consideration for the sale of their shares in CKS GmbH, the shareholders of CKS GmbH received $2,925,000 cash and 86,603 shares of common stock of CKS. Also, the Company will make guaranteed payments with a value of $672,000 in cash and common stock of CKS. The shareholders of CKS GmbH also have the right to receive up to an additional $10,000,000 in cash and additional shares of common stock over the next three fiscal years upon attainment of certain financial performance goals by CKS GmbH. The number of additional shares of CKS common stock to be issued to stockholders of CKS GmbH will be determined based on the closing price of CKS common stock over a ten business day period ending two business days prior to the issuance date of such shares. The acquisition of the capital stock of CKS GmbH was treated as a purchase for financial accounting purposes.

        The following summary, prepared on a pro forma basis, combines the Company's consolidated results of operations for the three month and nine month periods ended August 31, 1996 with CKS GmbH's results of operation for the three month and nine month periods ended September 30, 1996, as if CKS GmbH had been acquired as of the beginning of the period presented (in thousands, except per share data):

                                                   THREE MONTHS      NINE MONTHS
                                                       ENDED             ENDED
                                                   AUGUST 31, 1996   AUGUST 31, 1996
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ......................................        $27,397           $71,786
Net income ....................................        $ 2,213           $ 5,281
Net income per share...........................        $  0.15           $  0.37

Shares used in per share computation...........         14,656            14,409

Gormley & Partners, Inc.

        On March 12, 1997, the Company acquired certain assets of Gormley & Partners, Inc. ("Gormley"), a Connecticut corporation, in a transaction accounted for as a purchase. The purchase agreement provided for an initial payment of $3,150,000 in cash and 40,206 shares of CKS common stock to Gormley and an additional $1,500,000 in cash and CKS common stock payable during fiscal 1998. In addition, Gormley will have the right to receive additional payments if it attains certain earnings goals during the fiscal years 1997, 1998, 1999 and 2000. Pro forma financial information giving effect to the acquisition of the certain assets of Gormley has not been presented because such pro forma results would not have differed materially from the Company's.

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

        Prior to the combination, M&S's fiscal year ended on December 31. In recording the business combination, M&S's financial statements as of and for the three month and nine month periods ended September 30, 1996 have been combined with the Company's consolidated financial statements as of and for the three month and nine month periods ended August 31, 1996.

         In 1997, M&S changed its fiscal year end to the Sunday nearest November 30 to conform to CKS's fiscal year end. M&S unaudited results of operations for the month ended December 31, 1996, included revenue of $2,230,000 and net income of $248,000. An adjustment has been made to stockholders' equity as of August 31, 1997, to eliminate the effect of including M&S's unaudited results of operations for the month ended December 31, 1996, in both the year ended November 30, 1996 and the nine month period ended August 31, 1997.

        In connection with the M&S transaction, the Company recorded a nonrecurring charge for transaction related costs of approximately $1.6 million for the quarter ending March 2, 1997, consisting primarily of investment banking, accounting, consulting and legal fees, financial printing and other related costs. In addition, because the combination is taxable, CKS recorded a deferred tax asset of approximately $9.3 million for the difference between the financial statement and tax carrying amounts of M&S's net assets upon the closing of the transaction.

SiteSpecific, Inc.

        On June 17, 1997, the Company issued 241,108 shares of its common stock for all of the outstanding capital stock of SiteSpecific, Inc. ("SiteSpecific"), and assumed options to purchase 18,884 shares of CKS common stock under an option plan. The combination has been accounted for as a pooling of interests, and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the combination to include the results of operations, financial position and cash flows of SiteSpecific.

        SiteSpecific's fiscal year ended on December 31. In recording the business combination, SiteSpecific's financial statements as of and for the three month and nine month periods ended September 30, 1996 have been combined with the Company's consolidated financial statements as of and for the three month and nine month periods ended August 31, 1996.

        In 1997, SiteSpecific changed its fiscal year end to the Sunday nearest November 30 to conform to CKS's fiscal year end. SiteSpecific's unaudited results of operations for the month ended December 31, 1996 included revenues of $302,000 and net income of $16,000. An adjustment has been made to stockholders' equity as of August 31, 1997 to eliminate the effect of including SiteSpecific's unaudited results of operations for the month ended December 31, 1996, in both the year ended November 30, 1996 and the nine month period ended August 31, 1997.

        In connection with the SiteSpecific transaction, the Company recorded a nonrecurring charge for transaction related costs of approximately $859,000 for the quarter ending August 31, 1997, consisting primarily of investment banking, accounting, consulting and legal fees.

        Total revenues and net income for the individual entities as previously reported are as follows (in thousands):

                                                   THREE MONTHS      NINE MONTHS
                                                       ENDED             ENDED
                                                  AUGUST 31, 1996   AUGUST 31, 1996
                                                  ---------------   ---------------
                                                           (IN THOUSANDS)
Total revenues:
    CKS........................................       $15,523           $38,418
    M&S........................................         8,558            22,266
    SiteSpecific...............................           601             1,328
                                                      -------           -------
                                                      $24,682           $62,012
                                                      =======           =======
Net income:
    CKS........................................       $ 1,473       $     3,518
    M&S........................................         1,351             3,514
    SiteSpecific...............................           (52)             (109)
                                                      -------           -------
                                                      $ 2,772           $ 6,923
                                                      =======           =======

4.       Pro Forma Consolidated Financial Data

        The following summary of pro forma consolidated statements of income data gives effect to the pooling of interests business combinations between the Company and M&S and the Company and SiteSpecific. The data excludes approximately $2.5 million in nonrecurring charges for merger costs recorded by the Company during fiscal year 1997 and includes a tax provision as if M&S has been a taxable C corporation for all periods. The pro forma consolidated statements of income data for the three month and nine month periods ending August 31, 1996 gives effect to the implementation of a management bonus plan for the former partners of M&S as if such plan had been in effect as of the beginning of the periods presented. The effect of such pro forma adjustment was to increase direct salaries and related expenses by $137,000 and $649,000 during the three month and nine month periods ending August 31, 1996, respectively.

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                               ------------------        -----------------
                                             AUGUST 31,   AUGUST 31,   AUGUST 31,   AUGUST 31,
                                               1997         1996         1997         1996
                                               ----         ----         ----         ----
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                      $39,750      $24,682      $99,980      $62,012
Net income                                    $ 3,239      $ 2,140      $ 7,987      $ 5,160
Pro forma net income per share                $  0.21      $  0.15      $  0.52      $  0.36

Shares used in per share computation           15,633       14,569       15,342       14,322


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

6.      Subsequent Events

        On September 12, 1997, CKS signed a definitive agreement to acquire Capital Consulting & Research, Inc. ("CCR"), an information technology and business strategy consulting firm headquartered in New Canaan, Connecticut. Under the terms of the agreement, the Company will issue to the sole shareholder of CCR 238,462 shares of CKS common stock and up to $17,250,000 worth of additional CKS common stock if CCR achieves certain financial goals. The closing of this transaction is subject to customary closing conditions, including the absence of material adverse changes in the business of either company, obtaining requisite consents and similar matters. It is anticipated that this transaction will be accounted for as a purchase.

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

INTRODUCTION

        In reviewing the Company's consolidated financial statements and the discussion of the Consolidated Results of Operations that appears below, the following should be taken into consideration. During the quarter ending March 2, 1997 and the quarter ending August 31, 1997, the Company acquired McKinney & Silver and SiteSpecific, Inc., respectively. The business combinations were accounted for under the pooling of interests method. Prior to acquisition by the Company, M&S and SiteSpecific prepared their financial statements on a calendar year basis. Under generally accepted accounting principles ("GAAP"), after the Company acquired M&S and SiteSpecific, the Company restated its financial results to include the financial results of M&S and SiteSpecific for all periods presented. Pursuant to GAAP, M&S's and SiteSpecific's results for the period from January 1, 1996 through September 30, 1996 were included in the Company's results for the period from December 1, 1995 through August 31, 1996 (the first nine months of the Company's fiscal year). Beginning with the Company's current fiscal year, M&S's and SiteSpecific's fiscal years have been conformed to the Company's fiscal year.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1997 AND AUGUST 31, 1996

        Revenues

        The Company generates its revenues through project fees on a fixed fee for service basis and contract based retainer fees. Revenues increased to $39.8 million in the quarter ended August 31, 1997 from $24.7 million in the same quarter of fiscal 1996, representing an increase of 61.0%. This increase in revenues was due to an increase in the number and value of projects undertaken for existing clients of the Company, the establishment of new client relationships, and the inclusion of Schell/Mullaney, D&G, CKS GmbH and Gormley revenues in the Company's consolidated results for the quarter ended August 31, 1997. Revenues from new media projects increased to $10.3 million in the quarter ended August 31, 1997 from $6.0 million in the same quarter of fiscal 1996, representing an increase of 71.7%. New media revenues represented approximately 25.8% of revenues for the quarter compared to 24.5% for the quarter ended August 31, 1996 (after giving effect to the restatement to include M&S and SiteSpecific). In the Company's quarterly report on Form 10-Q for the quarter ended August 31, 1996, the Company reported that revenues from new media projects were approximately 35% of total revenues for the quarter ended August 31, 1996, without giving effect to the restatement to include M&S and SiteSpecific. M&S historically has not had any significant new media revenues, so the effect of the restatement was to reduce new media revenues as a percentage of total revenues for the quarter ended August 31, 1996 from 35% to 22.5%. This decrease in new media revenues as a percentage of total revenues was partially offset by the inclusion of new media revenues from SiteSpecific for the quarter ended August 31, 1996.

        Direct Salaries and Related Expenses

        Direct salaries and related expenses consist primarily of wages for regular and temporary employees, as well as incentive bonus payments and benefits for regular employees. The Company's direct salaries and related expenses increased approximately 47.6% to $8.9 million in the quarter ended August 31, 1997 from $6.0 million during the same quarter of fiscal 1996, representing 22.3% and 24.3% of revenues in the third quarter of fiscal 1997 and fiscal 1996, respectively. The increase in absolute dollars was primarily attributable to an increase in salaries and related expenses necessary to support the Company's growth. The decrease in these expenses as a percentage of revenues reflects a more rapid increase in revenues than in direct salaries and related expenses.

        Other Direct Operating Expenses

        Other direct operating expenses include materials, contract freelance talent (independent consultants and contractors), facilities and equipment expenses necessary to provide services to the Company's clients. Other direct operating expenses increased approximately 56.8% to $17.1 million in the quarter ended August 31, 1997, from $10.9 million in the same quarter of fiscal 1996, representing 43.1% and 44.3% of revenues in the third quarter of fiscal 1997 and fiscal 1996, respectively. The increase in absolute dollars was primarily attributable to increases in material costs and freelance talent costs necessary to support the higher level of revenues. As a percentage of revenues, other direct operating expenses decreased as a result of a more rapid increase in revenues than in other direct operating expenses.

        General and Administrative Expenses

        General and administrative expenses include headquarters expenses, insurance, personnel costs for finance and administration, accounting and legal fees, bad debt expense, management information systems expenses, and employee benefits. General and administrative expenses increased approximately 82.2% to $8.4 million in the quarter ended August 31, 1997 from $4.6 million in the same quarter of fiscal 1996, representing 21.1% and 18.7% of revenues in the third quarter of fiscal 1997 and fiscal 1996, respectively. This period over period increase in absolute dollars was primarily attributable to increases in general and administrative payroll, goodwill, rent, administration expense and general office costs necessary to support the Company's growth both internally and through acquisitions. The third quarter of fiscal 1997 includes three months of general and administrative expenses for Schell/Mullaney, D&G, CKS GmbH and Gormley, subsidiaries that were acquired during or after the third quarter of fiscal 1996, as well as goodwill amortization related to the acquisition of these companies. The quarter over quarter increase in general and administrative expenses as a percentage of revenues was attributable principally to general and administrative payroll costs and office expenses to support the Company's growth, goodwill amortization expense related to acquisitions, bad debt reserve to support growth in total revenues and accounts receivables, and facilities costs to provide capacity to accommodate new business.

        Merger Costs

        In connection with the acquisition of SiteSpecific, the Company recorded a nonrecurring charge for transaction related costs of approximately $859,000 for the quarter ending August 31, 1997, consisting primarily of investment banking, accounting, consulting and legal fees.

        Other Income, Net

        Other income net consists primarily of interest earned on the Company's holdings in cash, cash equivalents and marketable securities, offset by interest expense incurred due to the amortization of imputed interest on guaranteed cash payments related to subsidiary acquisitions. Other income net decreased to approximately $198,000 in the quarter ended August 31, 1997 from $445,000 in the same quarter of fiscal 1996. The decrease is primarily attributable to a reduction in interest income due to the use of cash for acquisitions.

        Income Taxes

        Combined actual federal and state income tax rates were 49.4% in the quarter ended August 31, 1997 and 22.8% in the quarter ended August 31, 1996. These rates do not include a provision for income taxes for M&S prior to January 31, 1997, which was a general partnership prior to the merger with CKS Group. Combined pro forma federal and state income tax rates were 49.4% in the quarter ended August 31, 1997 and 38.0% in the third quarter of 1996. Pro forma tax rates include a tax provision to reflect M&S income as if M&S had been a taxable "C" corporation for all periods presented.

        The effective tax rate was higher during the three month period ended August 31, 1997, primarily due to the nondeductible merger costs incurred in connection with the acquisition of SiteSpecific, the nondeductible goodwill amortization and the decrease of tax exempt interest as a percentage of total revenues.

NINE MONTHS ENDED AUGUST 31, 1997 AND AUGUST 31, 1996

        Revenues

        Revenues increased to $100.0 million in the nine month period ended August 31, 1997 from $62.0 million in the nine month period ended August 31, 1996, representing an increase of 61.2%. This increase in revenues was due to an increase in the number and value of projects undertaken for existing clients of the Company, the establishment of new client relationships, and the inclusion of Schell/Mullaney, D&G, CKS GmbH and Gormley revenues in the Company's consolidated results. Revenues from new media projects increased to $26.2 million for the nine month period ended August 31, 1997 from $14.0 million in the same period of fiscal 1996, representing an increase of approximately 87.1%. New media revenues represented approximately 26.3% of revenues for the nine month period ended August 31, 1997 compared to 22.6% for the nine month period ended August 31, 1996 (after giving effect to the restatement to include M&S and SiteSpecific).

        Direct Salaries and Related Expenses

        The Company's direct salaries and related expenses increased approximately 54.4% to $24.3 million for the nine month period ended August 31, 1997 from $15.8 million during the nine month period ended August 31, 1996, representing 24.3% and 25.4% of revenues for the first nine months of fiscal 1997 and fiscal 1996, respectively. The increase in absolute dollars was primarily attributable to an increase in salaries and related expenses necessary to support the Company's growth. The decrease in these expenses as a percentage of revenues reflects a more rapid increase in revenues than in direct salaries and related expenses.

        Other Direct Operating Expenses

        Other direct operating expenses increased 53.4% to $41.2 million in the nine month period ended August 31, 1997, from $26.8 million in the nine month period ended August 31, 1996, representing 41.2% and 43.3% of revenues for the first nine months of fiscal 1997 and fiscal 1996, respectively. In absolute dollars, this increase was primarily attributable to increases in materials costs and freelance talent costs necessary to support the higher level of revenues. As a percentage of revenues, other direct operating expenses decreased as a result of a more rapid increase in revenues than in other direct operating expenses.

        General and Administrative Expenses

        General and administrative expenses increased approximately 86.8% to $22.0 million in the first nine month period ended August 31, 1997 from $11.8 million in the same period of fiscal 1996, representing 22.1% and 19.0% of revenues for the first nine months of fiscal 1997 and fiscal 1996, respectively. This increase in absolute dollars was primarily attributable to higher general and administrative payroll and facilities costs to support the Company's growth, the inclusion in the first nine months of fiscal 1997of Schell/Mullaney expenses, Donovan & Green expenses and goodwill amortization related to these acquisitions, as well as the inclusion in the second and third quarter of fiscal 1997 of CKS GmbH expenses, Gormley expenses and goodwill amortization related to these acquisitions.

        Merger Costs

        In connection with the acquisitions of M&S and SiteSpecific, the Company recorded a nonrecurring charge for transaction related costs of approximately $2.5 million for the nine month period ended August 31, 1997, consisting primarily of investment banking, accounting, consulting and legal fees, financial printing and other related costs.

        Other Income, Net

        Other income net decreased year over year due to a nonrecurring gain in the second quarter of fiscal 1996 of approximately $187,000 from the sale of stock accepted from a client in lieu of fees and a reduction in interest income due to the use of cash in acquisitions.

        Income Taxes

        Combined actual federal and state income tax rates were 41.2% in the nine months period ended August 31, 1997 and 22.9% in the same period of fiscal 1996. These tax rates do not include a provision for income taxes for M&S prior to January 31, 1997, which was a general partnership prior to the merger with CKS Group. Combined pro forma federal and state income tax rates were 44.1% in the nine months period ended August 31, 1997 and 38.0% in the same period of fiscal 1996. Pro forma tax rates include a tax provision to reflect M&S's income as if M&S had been a taxable "C" corporation for all periods presented.

        The effective tax rate was higher during the nine month period ended August 31, 1997, primarily due to the nondeductible merger costs incurred in connection with the acquisition of SiteSpecific, the nondeductible goodwill amortization and the decrease of tax exempt interest as a percentage of total revenues.


LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations and investments in property and equipment through cash generated from operations, bank borrowing, equity financing and capital lease financing arrangements. At August 31, 1997, the Company owed approximately $997,000 in bank borrowings and capital lease financing arrangements.

        Cash, cash equivalents and marketable securities, consisting primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $33.9 million and $57.3 million at August 31, 1997 and November 30, 1996, respectively. The decrease in cash, cash equivalents and marketable securities during this period was primarily due to approximately $1.8 million used in operations, approximately $13.7 million in cash payments to acquire D&G, CKS GmbH and Gormley, approximately $1.2 million used for capital expenditures, approximately $2.2 million used for financing activities, and approximately $4.3 million adjustment related to the change in M&S's and SiteSpecific's fiscal year end.

        Net cash used for operating activities was approximately $1.8 million in the nine month period ended August 31, 1997, principally to fund working capital fluctuations in the acquired companies and to pay transaction-related costs for the M&S and SiteSpecific acquisitions.

        Net cash provided by investing activities was approximately $525,000 in the nine month period ended August 31, 1997, and included approximately $15.4 million in net proceeds from the sale of marketable securities, of which approximately $13.7 million was used to finance acquisitions during the first nine months of fiscal 1997, and approximately $1.2 was used for capital expenditures.

        Net cash used for financing activities was approximately $2.2 million in the nine month period ended August 31, 1997, reflecting post merger distributions of pre-acquisition M&S partnership contributions and earnings totaling approximately $4.1 million, and $1.7 million in debt repayment by acquired companies, partially offset by $3.6 million in proceeds from the sale of common stock through the Company's 1996 Employee Stock Purchase Plan and upon exercise of options.

        In recording the business combinations with M&S and SiteSpecific, the Company's balance sheet as of November 30, 1996 was combined with M&S's and SiteSpecific's balance sheet as of December 31, 1996. Subsequent to November 30, 1996, M&S and SiteSpecific changed their fiscal year end to conform to the Company's fiscal year end. The net decrease in cash and cash equivalents for the nine month period ended August 31, 1997 has been adjusted to eliminate the effect of including M&S's and SiteSpecific's net income and cash flows for the month ended December 31, 1996. The cash adjustment amounted to $4.3 million, primarily as a result of a substantial payment received by M&S in December 1996 from a client for media placements, for which related costs were not paid until January 1997. This adjustment is reflected in the Company's Condensed Consolidated Statements of Cash Flows under the line item "Change in subsidiaries' fiscal year-end".

        The Company and its subsidiaries have $4.1 million in credit facilities available under revolving lines of credit. The Company and its subsidiaries also have $1.5 million in term loan facilities available for purchases of equipment with maturities over the next four years. The credit facilities are secured by all the assets of the Company and bear interest at rates of prime to prime plus 1% for both the lines of credit and the term loans. At August 31, 1997, there was $470,000 of indebtedness outstanding under these credit facilities. These credit agreements, which are scheduled to expire between October 31, 1997 and March 31, 1998, require compliance with various financial covenants and restrictions, including maintenance of minimum levels of net worth and profitability, and restrict the Company's ability to pay dividends or to effect mergers or acquisitions without the bank's consent.

        The Company believes that its current cash, cash equivalents and marketable securities, together with existing credit facilities and cash flows from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next twelve months.1 The Company may need to raise additional funds through public or private debt or equity financing in order to take advantage of opportunities that may become available to the Company, including more rapid expansion and acquisition of businesses, products or technologies, or to otherwise respond to competitive pressures. There can be no assurance that the Company will be able to raise capital on favorable terms or at all.


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

        The Company operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition, to the uncertainties described elsewhere in this report and in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, these uncertainties include the following:

        The Company's five largest clients accounted for approximately 36.2% of the Company's revenues for the nine month period ended August 31, 1997. Since many of the Company's clients retain the Company on a project by project basis, a client from whom the Company generates substantial revenue in one period may not be a substantial source of revenue in a subsequent period. To the extent that the Company's major clients do not remain a significant source of revenues, and the Company is unable to replace these clients, there could be a direct and immediate material adverse effect on the Company's business, financial condition and operating results.

        The Company generates the majority of its revenues through project fees on a fixed fee for service basis. The Company assumes greater financial risk on fixed-price type contracts than on either time-and-material or cost-reimbursable contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the Company's profit or cause a loss. Although the majority of the Company's projects typically last four to six weeks and therefore each individual short-term project creates less exposure than a long-term fixed-price contract, in the event the Company does not accurately anticipate the progress of a number of significant revenue-generating projects, there could be a material adverse effect on the Company's business, financial condition and operating results.

        The Company's operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, including timing of the completion, material reduction or cancellation of major projects or the loss of a major client, timing of the receipt of new business, timing of the hiring or loss of personnel, timing of the opening or closing of an office, the relative mix of high margin creative projects as compared to lower margin production projects, changes in the pricing strategies and business model of the Company or its competitors, capital expenditures and other costs relating

--------
        1 This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual performance will meet the Company's current expectations.

to the expansion of operations, and other factors that are outside of the Company's control. Operating results could also be materially adversely affected by increased competition in the Company's markets. The Company experiences some seasonality in its business, which results from timing of product introductions and business cycles of the Company's clients. As a result of the foregoing and other factors, the Company anticipates that it may experience material and adverse fluctuations in future operating results on a quarterly or annual basis. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

        The trading price of the Company's common stock has been and in the future is expected to continue to be subject to extreme fluctuations in response both to business related issues, such as quarterly variations in operating results, announcements of new services or business acquisitions by the Company or its competitors, the gain or loss of client accounts, and stock market related influences, such as changes in analysts' estimates, the presence or absence of short selling of the Company's stock and events affecting other companies that the market deems to be comparable to the Company. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price of many technology oriented companies and that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. The trading prices of many high technology and Internet related companies' stocks, including the common stock of the Company, are at or near their historical highs and reflect price/earning ratios substantially above historical norms. There can be no assurance that the trading price of the Company's common stock will remain at or near its current level.

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

        The Company's business has grown rapidly in recent periods through expansion of its existing operations and through acquisition of other marketing communication services providers. The growth of the Company's business and expansion of its customer base have placed a significant strain on the Company's management and operations. In the last several years, the Company has opened offices in Portland (Oregon), New York, Washington, D.C and Atlanta. The Company's expansion has resulted, and is expected in the future to result, in substantial growth in the number of its employees and in increased responsibility for both existing and new management personnel and strain the Company's existing operational, financial and management information systems. The Company's success depends to a significant extent on the ability of its executive officers and other members of senior management to operate effectively, both independently and as a group.

        As part of its business strategy, the Company has made significant acquisition of, and investment in, businesses that offer complementary marketing communication services, products and technologies, and expects to make significant additional acquisitions in the future. There can be no assurance that any of the acquired companies or the Company's operations will be profitable. The acquisition of Schell/Mullaney, D&G, M&S, CKS GmbH, Gormley, SiteSpecific and any future acquisitions or investments involve or may involve numerous risks commonly encountered in the acquisitions of businesses, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired personnel and clients, unexpected liabilities, dilutive issuances of equity securities, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. The occurrence of any of these contingencies could have a material adverse effect on the Company's business, financial condition and operating results. The Company expects that future acquisitions, if any, could provide for consideration to be paid in cash, stock or a combination of cash and stock. Acquisitions accounted for as a purchase increase the amount of goodwill recorded as an asset on the Company's financial statements and generally increase the amount of such goodwill that must be amortized against operating results in the future. There can be no assurance that the Company's prior acquisitions or any other potential acquisitions will not have a material adverse effect on the Company's business, financial condition and operating results.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 2. CHANGES IN SECURITIES.

        On June 17, 1997, the Company issued 241,108 shares of its common stock for the purchase of all outstanding capital stock of SiteSpecific, Inc. The Common Stock was issued to the former shareholders of SiteSpecific. The Common Stock was issued without registration under the Securities Act of 1933 (the "Securities Act") in reliance on Rule 506 of Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        None

ITEM 5. OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a. Exhibits
           11.1  Statement Regarding Computation of Net Income and
                 Pro Forma Net Income Per Share

        b. Reports on Form 8-K

        During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

(1) Form 8-K dated June 25, 1997 and filed with the Commission on June 26, 1997 reporting information under Item 5. This form 8-K filing included supplemental consolidated financial statements of the Company as of November 30, 1995 and 1996 and March 2, 1997, and for the years ended November 30, 1994, 1995 and 1996 and the three month periods ended February 29,1996 and March 2, 1997, as well as the report of KPMG Peat Marwick LLP dated June 17, 1997.

(2) Form 8-K dated July 25, 1997 and filed with the Commission on July 28, 1997 reporting information under Item 5. This form 8-K filing included restated quarterly results of operations for the Company for the six quarters ended June 1, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CKS GROUP, INC.
                                      (Registrant)


Date: October 15, 1997                By:  MARK D. KVAMME
                                           -------------------------------------
                                      Mark D. Kvamme, Chairman, and
                                      Chief Executive Officer (Principle
                                      Executive Officer)

Date: October 15, 1997                By:  CARLTON H. BAAB
                                           -------------------------------------
                                      Carlton H. Baab, Executive Vice President,
                                      and Chief Financial Officer (Principal
                                      Financial and Accounting Officer)

                                 EXHIBITS INDEX

EXHIBITS
--------
  11.1     Statement Regarding Computation of Net Income and
           Pro Forma Net Income Per Share

  27.1     Financial Data Schedule