Form 10-K405
period 1997-11-30
CKS GROUP INC
filed 1998-02-27
CIK 1002518

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
        _______________.

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  Name of each exchange
          Title of each class                      on which registered
          -------------------                     ---------------------
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

                                    Yes x No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 12, 1998 as reported on the National Market of The Nasdaq Stock Market, was approximately $167 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 12, 1998, registrant had outstanding 14,947,511 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Stockholders to be held April 22, 1998.

FORWARD-LOOKING STATEMENTS

        This Report contains, and incorporates by reference, certain forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended) that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this document and in the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company or its management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include, but are not limited to, those discussed below in "Business--Factors Affecting Operating Results and Market Price of Stock", as well as those discussed elsewhere in this Report and in the documents incorporated herein by reference. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to release publicly any updates or revisions to any such forward-looking statements that may reflect events or circumstances occurring after the date of this Report.


--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                ITEM 1. BUSINESS
--------------------------------------------------------------------------------

THE COMPANY

        CKS Group is an international integrated marketing services and technology company headquartered in Cupertino, California. The Company specializes in offering a wide range of integrated marketing communication services and technology solutions that help companies market their products, services and messages. The integrated marketing communication services CKS Group provides include strategic corporate and product positioning, corporate identity and product branding, new media, systems integration, environmental design, packaging, electronic commerce, collateral systems, advertising, direct marketing, consumer promotions, trade promotions and media placement services. CKS Group is a provider of integrated marketing communication programs that utilize advanced technology solutions and new media. New media is defined by the Company as media that delivers content to the end user in digital form, including the World Wide Web, the Internet, proprietary online services, CD-ROMs, laptop PC presentations and interactive kiosks. New media services represented approximately 25.8%, 25.2% and 15.5% of the Company's revenues for fiscal years 1997, 1996 and 1995, respectively. The balance of the Company's revenue for such periods was derived from the Company's other integrated marketing communication services, including strategic corporate and product positioning, corporate identity and product branding, systems integration, environmental design, packaging, electronic commerce, collateral systems, advertising, direct marketing, consumer promotions, trade promotions and media placement.

               The Company was incorporated in California in 1994 and is the successor to three predecessor corporations, CKS Partners, Inc., CKS Pictures, Inc., and CKS Interactive, Inc., which are now wholly owned subsidiaries of the Company. CKS Partners, Inc. originally began business in 1987 with two employees as Cleary Communications. CKS Pictures, Inc. and CKS Interactive, Inc. were incorporated in 1994 and merged into CKS Partners, Inc. in January 1998. The Company was reincorporated in Delaware in December 1995. The Company acquired Schell/Mullaney, Inc. ("Schell/Mullaney") in August 1996; Donovan & Green, Inc. ("Donovan & Green") and McKinney & Silver ("M&S") in January 1997; CKS Holding (Deutschland) GmbH ("CKS GmbH"), formerly Electronische Publikationen GmbH and Gormley & Partners, Inc. ("Gormley") in March 1997; and SiteSpecific, Inc. ("SiteSpecific") in June 1997. Unless otherwise indicated, all references in this Report to the "Company" shall mean CKS Group, Inc. and its subsidiaries. The Company's executive offices are located at 10441 Bandley Drive, Cupertino, California 95014. The telephone number at this address is (408) 366-5100.


INDUSTRY BACKGROUND

        Several recent trends within the U.S. and international business communities are changing the marketing communications needs of businesses throughout the world. These trends include the following:

        o Shortening product life cycles and preparation times for marketing campaigns, which increase the need for rapid development and execution of marketing strategies.

        o Rapid growth of new media, such as the World Wide Web, proprietary online services, CD-ROMs, laptop PC presentations and interactive kiosks, as an integral component of marketing communication strategy.

        o Increasing complexity of sophisticated digital delivery, storage and multimedia enhancement tools and technologies designed to improve the effectiveness of new media communications.

        o Advancements in electronic commerce technology and the technological sophistication required by large corporate web presences.

        o The development of narrowly focused media delivery vehicles, such as proprietary online services, the World Wide Web, satellite television and special interest magazines, which allow greater market segmentation, but demand coordination of multiple variations of marketing messages aimed at particular market subsegments.

        o Corporate downsizing, which has led many corporations to reduce the size of their in-house marketing departments, which in turn has led to an increased need to outsource the creation, coordination and implementation of such corporations' marketing strategies.

CKS STRATEGY

        The Company's overall strategy is to consistently deliver integrated marketing communication services and products to its clients through the creative use of advanced technology, breakthrough design and superior account management. The Company goals are to expand its client base and continue to diversify upon its core strengths in order to further enhance its ability to provide high quality marketing solutions that must be developed quickly and efficiently.* The Company's strategy also includes the following:

        Creative Excellence. The Company attempts to provide creative solutions in all areas of marketing communications to meet or exceed the highest standards of service within each individual discipline. The Company has received numerous honors and awards, including Addy Awards, Margaret Larsen Awards for Design, Murphy Awards, Telly Awards and a Communication Arts Design Annual Award. In order to maintain high levels of creativity and quality, the Company places great importance on recruiting and retaining talented employees. The Company's investment in tools and technologies has been an important factor in recruiting and retaining talented employees who are attracted to the Company's technology-driven culture. In addition, the Company's integrated approach to marketing communications services attracts many highly qualified employees who are interested in applying their skills to more than one marketing discipline.

        Utilization of Technology as a Competitive Factor. The Company seeks to capitalize on the fundamental changes in the marketing communication services marketplace by becoming the premier supplier of integrated marketing communications through the continued use of its advanced technology expertise.

        The Company employs its extensive information technology expertise and experience to provide clients with end-to-end new media content delivery solutions. The engineering staff includes individuals with extensive experience in computer systems, networking and relational database technology and provides a broad range of information technology services, such as systems database design, systems architectural design and performance tuning. These services enable clients to extend new media marketing content to include live audio and video event broadcasts over the World Wide Web, Internet commerce infrastructure and access to corporate intranets and commercial databases. The Company's programming staff is skilled in Java, PL/SQL, HTML, C/C++, Perl, Visual Basic and other programming languages, and Oracle, Microsoft SQL Server, Sybase and Informix database environments, as well as multimedia tools such as Director, JavaScript, QuickTime VR and various content distribution, or "push" technologies. Finally, the Company's engineering staff is experienced in integrating a wide variety of Internet-oriented software solutions.

        Use Integration as a Tool for Building Client Relationships. The Company has been able to utilize its integrated approach to marketing communication services as an effective tool in forming its present client relationships, and the Company believes that such integration will continue to serve this function in the future.* The Company's client relationships have typically begun with a single assignment that might encompass corporate identity or packaging, a brochure or a World Wide Web site. Such single project relationships have allowed clients to experience the Company's services with minimal long-term risk. In many instances, with clients such as Fujitsu PC Corporation, Apple Computer, and Audi of America, Inc., the Company has been successful in expanding relationships beyond the single-project assignment to include additional projects in other marketing disciplines.

        Capitalize on Leadership Position and Market Opportunities in New Media. The Company has been and continues to be a leader in the development and application of new media marketing communication services and products. The Company believes that the proliferation of the Internet and other new media will continue to

----------
        * This statement is a forward-looking statement reflecting current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 9, for a discussion of factors that could affect future performance.

provide substantial opportunities to the Company.* These opportunities have enabled companies to better focus their marketing messages and may ultimately result in one-on-one marketing to specific individuals. Towards this end, the Company seeks to provide clients with integrated new media design and development services as well as support in implementing and maintaining key content delivery technologies.

        Grow Through Acquisitions of Complementary Businesses. The Company seeks to acquire businesses that offer complementary marketing communication services, products and technologies.* The Company evaluates potential acquisitions for their ability to add to the Company's new media capabilities, technological proficiency, creative excellence, management expertise and integrated marketing services skills. Other factors that the Company evaluates in considering potential acquisitions include a reputation for superb creative work both in specialities where the Company is particularly strong and in specialties that have not been the Company's historic strengths. Additional factors include the accessibility of proprietary technology and new media expertise, potential for geographic expansion, relationships with certain companies and clients and the degree to which the potential acquisition candidate shares the Company's vision of combining integrated marketing communications services with an understanding of technology. To date, the Company has completed the following acquisitions:

ACQUIRED ENTITY                                                 ACQUISITION DATE

SCHELL/MULLANEY -- a New York advertising and marketing firm       August 1996
specializing August 1996 in marketing communication services for high technology clients.

DONOVAN & GREEN -- a New York integrated marketing                 January 1997
communications firm January 1997 with a strong emphasis in environmental design, brand identity and imaging and the evolving discipline of information architecture.

MCKINNEY & SILVER -- a Raleigh, North Carolina advertising and     January 1997
marketing January 1997 services firm.

CKS HOLDING (DEUTSCHLAND) -- an integrated marketing               March 1997
communications firm March 1997 that provides direct marketing, advertising, event marketing, public relations and channel marketing services in Germany, Switzerland and Austria.

GORMLEY & PARTNERS -- a Greenwich, Connecticut strategic           March 1997
corporate and March 1997 product positioning strategy firm.

SITESPECIFIC -- a New York marketing communications firm           June 1997
specializing in June 1997 new media and online network marketing services.

See "Factors Affecting Operating Results and Market Price of Stock--Risks Associated with Acquisitions," "--Risks Associated with Expansion" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

----------
        * This statement is a forward-looking statement reflecting current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 9, for a discussion of factors that could affect future performance.

CKS CLIENTS AND SERVICES

        The Company provides a broad range of marketing communication services. Depending on the scope of the assignment, the Company's services to its clients range from execution of a discrete marketing project, such as designing product packaging, to taking responsibility for the overall marketing message through multiple methods. When the Company assumes responsibility for the overall marketing message, the Company works with the client to analyze the client's products or services and the market for those services and to evaluate the appropriate media to reach the desired market efficiently. The Company then creates and distributes various versions of the message through the chosen media. The Company's services include the following:

        o Strategic Corporate and Product Positioning -- Development of a unique selling proposition for either a company or product that differentiates it from the competition.

        o Corporate Identity and Product Branding -- Development of a creative look and feel that establishes a corporate or brand personality to differentiate it from the competition.

        o New Media -- Development of media to be delivered to end users in digital form, including the World Wide Web, the Internet, proprietary online services, CD-ROMs, laptop PC presentations and interactive kiosks.

        o Systems Integration -- Development and execution of information technology services such as systems database design, systems architectural design and performance tuning, that enable clients to extend new media marketing content to include live audio and video broadcasts over the World Wide Web, Internet commerce infrastructure and access to corporate intranets and commercial databases.

        o Environmental Design -- Creative design, development and management of virtual and physical images as well as information and entertainment environments, including the development of public exhibition spaces and retail store formats.

        o Packaging -- Creative development, design and production of individual retail packages or integrated retail packaging systems.

        o Electronic Commerce -- Architecture, development, integration and implementation of complex and secure systems that enable clients to conduct business electronically.

        o Collateral Systems -- Development and implementation of literature systems including, for example, individual brochures, flyers and data sheets.

        o Advertising -- Broadcast and/or print advertising designed to generate awareness of a company, product, or service over an extended period of time.

        o Direct Marketing -- Development of marketing programs designed to generate demand among a specific target audience within a limited time frame.

        o Consumer Promotions -- Marketing communications campaigns and merchandising materials designed to increase sales among consumers.

        o Trade Promotions -- Marketing communications campaigns designed to provide information and incentives to specific industry trade groups in a limited time frame.

        o Media Placement Services -- Strategic planning, negotiation and purchase of both traditional and new media.

DEVELOPMENT OF NEW CLIENT RELATIONSHIPS

        The Company attracts new clients through a number of different methods. In December 1997, the Company established a new business development organization composed of senior executives from several of the Company's operating units. The charter of this organization is to pursue larger client relationships through a more centralized and focused sales effort. Additionally, the Company has relied heavily on referrals from existing clients to attract new clients. The Company's executive officers have historically engaged in numerous speaking tours and other presentations aimed at attracting new clients. These speaking tours have led directly to the formation of new client relationships by the Company as well as substantial press and other media coverage of the Company, which has indirectly assisted the Company in forming new client relationships. The Company also advertises its integrated marketing communication services in certain business magazines.

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

        Access to New Technologies

        The Company's reputation as a technological innovator frequently allows it access to advanced media and communications technologies before such technologies are available to the general public or to the Company's competitors. In addition, the Company is frequently involved in alpha and beta test programs for pre-release versions of new information technologies. Early access to emerging technologies often allows the Company to provide innovative media and marketing solutions to its customers before the Company's competitors, and to more rapidly explore and exploit the benefits of such new technologies. As a result of these relationships, the Company's engineers and creative staff regularly interact with the persons who design and develop the new media tools the Company uses. The Company believes it enjoys an advantage over its competition in effectively utilizing advanced multimedia and communications technologies to deliver its clients' marketing messages.

        Digital Content

        The Company has made a substantial investment in technology that allows all of its employees to share and utilize digital content as well as other Company and client information in an easy and efficient manner. A substantial portion of the work performed by most of the Company's offices are maintained in digital form on CD-ROMs. The Company has created an electronic network among its offices, which facilitates the sharing of information and allows each office to benefit from the experience and knowledge of other offices. The Company believes that its use of digital technology for the production and shipping of audio and video content, packaging and design assignments, frequent updating of content for whatever distribution medium being used, virtual sets, internal communication, and cost control enable the Company to provide superior solutions to its clients at lower costs than traditional marketing communication services companies.

        Electronic Job Jacket Software

        The Electronic Job Jacket is a proprietary software system that the Company uses for internal purposes to track financial and other information relating to completed and open projects being worked on by the Company. The Company uses the Electronic Job Jacket in project bids to help estimate, based upon historical information from prior projects, the various resources that will be needed to complete the project. When a project commences, each person working on the project records, on a daily or weekly basis, the time spent on the project. This allows the account manager, individuals working on the account, the Company's executive officers and finance personnel to compare, at any time, the Company's performance against the estimates that formed the basis for the Company's project quote. The system allows the Company to evaluate, throughout a project, if its costs of performing the services are likely to exceed the revenue received, or result in lower margins than anticipated. By closely monitoring the information contained in the Electronic Job Jacket, the Company is better able to manage its projects. The Company can also obtain data on the cost of performing certain services, thereby improving its ability to prepare appropriate bids on future projects. Additionally, the Electronic Job Jacket is linked with the Company's accounting system, allowing the Company to obtain accurate information as to the extent of project completion for the purpose of recognizing revenues.

COMPETITION

        The markets for the Company's services are highly competitive and are characterized by pressures to reduce prices, incorporate new capabilities and accelerate job completion schedules.

        The Company faces competition from a number of sources. These sources include national and regional advertising agencies as well as specialized and integrated marketing communication firms. In addition, with respect to new media, many national advertising agencies have internally developed or acquired new media capabilities. New competitors that either provide integrated or specialized services (e.g., corporate identity and packaging, advertising services or World Wide Web site design) or are technologically proficient, especially in the new media arena, have emerged and are competing with the Company. Many of the Company's competitors or potential competitors have longer operating histories, longer client relationships and significantly greater financial, management, technology, development, sales, marketing and other resources than the Company. In addition, the Company's ability to maintain its existing client relationships and generate new clients depends, to a significant degree, on the quality of its services and its reputation among its clients and potential clients, compared with the quality of services provided by, and the reputations of, the Company's competitors. To the extent the Company loses clients to the Company's competitors because of dissatisfaction with the Company's services or the Company's reputation is adversely impacted for any other reason, the Company's business, financial condition and operating results could be materially adversely affected.

        There are relatively low barriers to entry into the Company's business. The Company has no significant proprietary technology that would preclude or inhibit competitors from entering the integrated marketing communication solutions market. The Company expects that it will face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer marketing communication services and products that provide significant performance, price, creative or other advantages over those offered by the Company, which could have a material adverse effect on the Company business, financial condition and operating results.

        The principal factors on which the Company competes are creative quality, client service, technological and new media sophistication, price and intangible factors such as the interpersonal skills of the individuals managing the client account. The Company believes that it competes favorably with respect to each of these factors.*

EMPLOYEES

        As of November 30, 1997, the Company had a total of 641 employees, 580 of which were full-time regular employees.

        The Company's success depends to a significant extent upon certain members of senior management, and other key employees. Although the Company maintains key man life insurance policies on certain key personnel, there can be no assurance that such insurance policies will adequately compensate for the loss of such individuals. The loss of any senior manager or other key employee could have a material adverse effect upon the Company's business, financial condition and operating results. See "Directors and Officers of the Company". In addition, the Company's ability to generate revenues relates directly to the Company's personnel, both in terms of the number and expertise of the personnel the Company has available to work on its projects and the mix of such personnel (i.e., full time or temporary employees or contract service providers). As a result, any failure by the Company to retain existing employees or hire new employees when necessary could have a material adverse effect upon the Company's business, financial condition and operating results. In addition, if one or more of the Company's key employees resigns from the Company to join a competitor or to form a competing company, the loss of such personnel, and any resulting loss of existing or potential clients to any such competitor, could have a material adverse effect upon the Company's business, financial condition and operating results. Further, in the event of the loss of any such personnel there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices, procedures or client lists. The Company believes that its future success will depend in large part upon its ability to attract and retain additional highly skilled creative, technical, financial and strategic marketing personnel. Competition for such personnel, especially creative talent, is intense. There can be no assurance the Company will be successful in attracting and retaining such personnel, and the failure to do so could have a direct and immediate material adverse effect on the Company's business, financial condition and operating results.


FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

        CKS operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

        Dependence on Key Accounts. The Company's five largest clients accounted for 37% and 39% of the Company's revenues for the fiscal years ended November 30, 1997 and November 30, 1996, respectively, with fluctuations in the amount of revenue contribution from each such client from quarter to quarter. Audi of America, Inc. and Computer Associates International, Inc., the Company's two largest clients during the fiscal year ended November 30, 1997, accounted for approximately 15% and 7% of the Company's revenues, respectively, during the period. Since many of the Company's clients generally retain the Company on a project


----------
        * This statement is a forward-looking statement reflecting current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 9, for a discussion of factors that could affect future performance.

by project basis, a client from whom the Company generates substantial revenue in one period may not be a substantial source of revenue in a subsequent period. For example, of the five largest clients (in terms of fees paid to the Company) during the fiscal year ended November 30, 1997, only two were in the top five for the fiscal year ended November 30, 1996. To the extent that any of the Company's major clients does not remain a significant source of revenues, there could be a direct and immediate material adverse effect on the Company's business, financial condition and operating results. For instance, one of the Company's major client's, Barnett Bank, was acquired during the fourth quarter of 1997 and, as a result, substantially reduced its level of spending with the Company. This reduction in spending contributed to a significant decline in the Company's earnings during that quarter. Historically, the Company's typical project has lasted only four to six weeks, and once a project is completed there can be no assurance that a client will engage the Company for further services. In addition, the Company's clients may unilaterally reduce their use of the Company's services or terminate existing projects without penalty. The termination of the Company's business relationship with any of its significant clients or a material reduction in the use of the Company's services by a significant client would have a material adverse effect on the Company's business, financial condition and operating results.

        Fluctuations in Quarterly Operating Results and Margins; Seasonality of Business. The Company's operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors. Some of these factors include timing of the completion, material reduction or cancellation of major projects or the loss of a major client, timing of the receipt of new business, timing of the hiring or loss of personnel, timing of the opening or closing of an office, the relative mix of high margin creative projects as compared to lower margin production projects, changes in the pricing strategies and business model of the Company or its competitors, capital expenditures and other costs relating to the expansion of operations, and other factors that are outside of the Company's control. For instance, reductions in marketing expenditures by several of the Company's largest clients resulted in a significant decline in the Company's earnings for the fourth quarter of fiscal 1997, which in turn resulted in a 63% decline in the market price of the Company's Common Stock in a single day. Operating results could also be materially adversely affected by increased competition in the Company's markets. The Company's operating margins may fluctuate from quarter to quarter depending on the relative mix of lower cost full time employees versus higher cost independent contractors. The Company experiences some seasonality in its business which results from timing of product introductions and business cycles of the Company's clients. During the fourth quarter of 1997, for example, the Company's largest client, Audi of America, significantly reduced its marketing spending after completing a major product launch. The Company's revenues for the first fiscal quarter tend to be somewhat lower than for the preceding fourth quarter because many clients have expended most of their marketing budgets prior to the end of the calendar year and do not release funds from the next calendar year's marketing budget until mid to late January. The Company expects this seasonality to continue in the future. * As a result of the foregoing and other factors, the Company anticipates that it may experience material and adverse fluctuations in future operating results on a quarterly or annual basis. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

        Developing Market for New Media; New Entrants; Unproven Acceptance of the Company's New Media Solutions. The Company's future growth is dependent to a significant extent upon its ability to increase the amount of revenue it derives from providing marketing and advertising solutions to its customers through new media, which the Company defines as media that delivers content to end users in digital form, including the


----------
        * This statement is a forward-looking statement reflecting current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 9, for a discussion of factors that could affect future performance.

World Wide Web, the Internet, proprietary online services, CD-ROMs, laptop PC presentations and interactive kiosks. The market for marketing and advertising through new media is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce through new media. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. There can be no assurance that commerce and communication through new media will continue to grow. The Company believes that its focus on and expertise in new media-based marketing services has been an important factor in attracting new clients. To the extent that the Company's leadership in providing new media solutions erodes as established advertising agencies and other competitors expand their new media capabilities, the Company's competitive position and operating results may be materially adversely affected.

        Risks Associated with Expansion. The Company's business has grown rapidly in recent periods through expansion of its existing operations and through acquisition of other marketing communication services providers. The Company may continue to expand its business and customer base by acquiring complementary businesses, opening new offices or expanding its offerings of marketing communications products or services. There can be no assurance that the Company will be able to operate profitably in any new geographic location, that it will be successful in identifying new services or products that will be attractive to clients or that it will ultimately generate revenues in excess of costs of implementing them. Expansion of the Company's operations would result in increased responsibility for both existing and new management personnel and strain on the Company's existing operational, financial and management information systems. The Company's success depends to a significant extent on the ability of its executive officers and other members of senior management to operate effectively, both independently and as a group. No assurance can be given that existing and new members of the Company's management will succeed in their roles, or that the Company can efficiently allocate management responsibilities and cause its officers and senior managers to operate effectively as a group. Difficulties in recruiting and assimilating new personnel, enhancing the Company's financial and operational controls and expanding the Company's marketing and customer support capabilities may impede the Company's ability to pursue its growth strategy. In general, there can be no assurance that the Company will be able to manage its recent or any future expansions effectively, and any inability to do so would have a material adverse effect on the Company's business, financial condition and operating results.

        Risks Associated with Acquisitions. As part of its business strategy, the Company has made and expects to make acquisitions of, or significant investments in, businesses that offer complementary marketing communication services, products and technologies. During fiscal 1997, the Company completed acquisitions of five businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Combinations." The Company's past and any future acquisitions or investments are and will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired personnel and clients, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. The future performance of businesses acquired by the Company and which may be acquired by the Company in the future is often highly dependent on the continued employment and the performance of one or more key officers or employees of such businesses. To the extent that such key officers or employees terminate their employment with the Company, or fail to operate effectively, either independently or together with other officers and personnel of the Company, the Company's business, financial condition and operating results may be materially adversely affected.

        The Company regularly engages in discussions relating to potential acquisitions. The Company expects that future acquisitions, if any, could provide for consideration to be paid in cash, stock or a combination of cash and stock. The number of shares which may be issued in future acquisitions will depend on the market price of the Company's Common Stock and a variety of other factors and, as a result, future acquisitions may have a significant dilutive impact on the Company's existing stockholders. Any acquisitions accounted for as purchase business combinations may increase the amount of goodwill recorded as an asset on the Company's balance sheet and accordingly may increase the amount of goodwill that must be amortized against operating results in the future. In addition, the Company periodically reviews the goodwill related to its acquisitions. If the Company were to determine that the goodwill associated with one or more of its acquisitions were to become impaired, the Company would be required to record the extent of such impairment as an expense on its statement of operations for the period in which such impairment occurred. No assurance can be given that any potential acquisition will be consummated. There can also be no assurance that the Company's prior acquisitions or any other potential acquisitions will not have a material adverse effect on the Company's business, financial condition and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview," and "-- Business Combinations."

        Project Profit Exposures. The Company generates a significant portion of its revenues through project fees on a fixed fee for service basis. The Company assumes greater financial risk on fixed-price type contracts than on either time-and-material or cost-reimbursable contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the Company's profit or cause the Company to incur a loss. Although many of the Company's projects last four to six weeks and therefore each individual short-term project creates less exposure than a long-term fixed-price contract, in the event the Company does not accurately anticipate the progress of a number of significant revenue-generating projects, a material adverse effect on the Company's business, financial condition and operating results could result.

        Conflicts of Interest. Conflicts of interest are inherent in certain segments of the marketing communications industry, particularly in advertising. The Company has in the past, and likely will in the future, be unable to pursue potential advertising and other opportunities because such opportunities will require the Company to provide services to direct competitors of existing Company clients. In addition, the Company risks alienating or straining relationships with existing clients each time the Company agrees to provide services to even indirect competitors of existing Company clients. Conflicts of interest may jeopardize the stability of revenues generated from existing clients and preclude access to business prospects, either of which developments could have a material adverse effect on the Company's business, financial condition and operating results.

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

        Susceptibility to General Economic Conditions. The Company's revenues and results of operations are subject to fluctuations based upon general economic conditions. If there were to be a general economic downturn or a recession in the United States, then the Company expects that business enterprises, including its clients and potential clients, likely will substantially and immediately reduce their advertising and marketing budgets. Because certain of the Company's largest clients have substantial overseas operations, their advertising and marketing budgets may also be adversely affected by economic conditions in overseas markets, including the recent volatility in Asian currency markets. In the event of such an economic downturn, there can be no assurance that the Company's business, financial condition and operating results would not be materially and adversely affected.

        Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with compliance. Although the Company believes that it will be Year 2000 compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. Any Year 2000 compliance problem of the Company, its customers or the internet infrastructure could result in a material adverse effect on the Company's business, financial conditions and operating results.


--------------------------------------------------------------------------------
                               ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

        The Company's primary facility consists of approximately 93,000 square feet in Cupertino, California including a 22,000 square foot video production facility. The Company's other facilities include the following: New York -- approximately 19,500 square feet; Portland, Oregon -- approximately 8,500 square feet; San Francisco -- approximately 12,850 square feet; Washington, D.C., -- approximately 10,900 square feet; Atlanta, Georgia -- approximately 3,825 square feet; Raleigh, North Carolina, -- approximately 30,307 square feet; and Greenwich, Connecticut, approximately 2,635 square feet. The Company leases all of its facilities.


--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

        None.


--------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

        Not applicable.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

        The Company's Common Stock, $0.001 par value, has been traded on the Nasdaq National Market System under the symbol CKSG since December 15, 1995. Prior to that, there was no public market for the Company's Common Stock. The high and low per share sale prices for the Company's Common Stock for the period from December 15, 1995 through November 30, 1997 are set forth below. Price data reflect actual transactions, but do not reflect mark-ups, mark-downs or commissions.

                                                        HIGH           LOW
                                                       -------       -------
FISCAL YEAR ENDED NOVEMBER 30, 1997
    First Quarter....................................  $ 36.25       $ 20.63
    Second Quarter...................................  $ 34.25       $ 20.25
    Third Quarter....................................  $ 44.75       $ 29.00
    Fourth Quarter...................................  $ 46.25       $ 11.38

                                                        HIGH           LOW
                                                       -------       -------
FISCAL YEAR ENDED NOVEMBER 30, 1996
    First Quarter (Beginning December 15, 1995) .....  $ 39.00       $ 20.00
    Second Quarter...................................  $ 45.13       $ 24.38
    Third Quarter....................................  $ 39.00       $ 22.88
    Fourth Quarter...................................  $ 28.63       $ 18.00

        The trading price of the Company's Common Stock has been and in the future is expected to be subject to extreme fluctuations in response to both business-related issues, such as quarterly variations in operating results, the timing of commencement or completion of client projects, reductions or increases in client spending on marketing communications services, announcements of new services or business acquisitions by the Company or its competitors, and the gain or loss of client accounts, and stock market related influences, such as changes in estimates of securities analysts, the presence or absence of short-selling of the Company's stock, and events affecting other companies that the market deems to be comparable to the Company. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price of many technology-oriented companies and that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. The trading prices of many high technology and Internet-related companies' stocks are at or near their historical highs and reflect price/earning ratios substantially above historical norms. There can be no assurance that the trading price of the Company's Common Stock will remain at or near its current level.

        As of February 12, 1998, there were 163 stockholders of record.

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

--------------------------------------------------------------------------------
                         ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

        The selected consolidated financial data set forth below should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, notes thereto and other financial information included elsewhere herein.

                                                           YEARS ENDED NOVEMBER 30,
                                            -------------------------------------------------------
                                              1997        1996       1995        1994       1993
                                            --------    --------    --------   --------    --------
                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
 CONSOLIDATED STATEMENT OF OPERATIONS
 DATA:
 Revenues................................   $133,602    $ 88,248    $ 58,383   $ 44,761    $ 27,383
                                            --------    --------    --------   --------    --------
 Operating expenses:
     Direct salaries and related expenses     34,714      22,962      15,440     10,437       6,650
     Other direct operating expenses.....     55,175      36,355      24,820     21,798      12,784
     General and administrative expenses.     29,827      17,570      11,545      7,539       5,535
     Merger costs........................      2,452          --          --         --          --
                                           ---------   ---------   ---------  ---------   ---------
       Total operating expenses..........    122,168      76,887      51,805     39,774      24,969
                                           ----------  ---------   ---------   --------   ---------
 Operating income........................     11,434      11,361       6,578      4,987       2,414
 Other income, net.......................      1,549       2,114         296        121          62
                                           ---------   ---------   ---------  ---------   ---------
 Income before income taxes..............     12,983      13,475       6,874      5,108       2,476
 Income taxes............................      5,317       3,026       1,065        192         185
                                           ---------   ---------   ---------  ---------   ---------
 Net income..............................   $  7,666    $ 10,449    $  5,809   $  4,916    $  2,291
                                            ========    ========    ========   ========    ========

 UNAUDITED PRO FORMA INCOME, NET INCOME
 AND PER SHARE DATA:
 Income before income taxes, as reported.   $ 12,983    $ 13,475    $  6,874   $  5,108    $  2,476
 Pro forma income taxes..................      5,635       5,108       2,823      2,021         974
                                           ---------   ---------   ---------  ---------   ---------
 Pro forma net income....................   $  7,348    $  8,367    $  4,051   $  3,087    $  1,502
                                           =========   =========   =========  =========   =========
 Pro forma net income per share..........   $   0.46    $   0.58    $   0.35   $   0.29    $   0.16
                                           =========   =========   =========  =========   =========
 Shares used in per share computation....     15,590      14,435      11,653     10,808       9,346
                                           =========   =========   =========  ==========  =========

                                                                 NOVEMBER 30,
                                            -------------------------------------------------------
                                              1997        1996        1995        1994       1993
                                            --------    --------    --------   --------    --------
                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...............    $ 18,223    $ 19,385   $  4,817    $  4,314   $  3,699
Marketable securities...................      24,041      37,895         --          --         --
Working capital.........................      49,114      50,775      3,626       3,056      1,677
Total assets............................     146,473      95,476     23,659      20,596     11,175
Notes payable and capital lease
obligations, less current portion.......         739         502        496         446        145
Total stockholders' equity..............      94,592      60,858      6,350       5,244      3,282

--------------------------------------------------------------------------------
       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

        This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Business--Factors Affecting Operating Results and Market Price of Stock" commencing on page 9. See "Forward Looking Statements."

OVERVIEW

        The Company was originally founded in 1987 as Cleary Communications and initially concentrated on the development and implementation of marketing plans and programs. Over the last several years, the Company has developed its vision as an integrated marketing communications company utilizing both traditional marketing disciplines, such as product branding and advertising, as well as advanced technology solutions and new media including Internet development, Intranet development, database architecture and enterprise systems integration. The Company hires personnel with the appropriate skills and acquires companies with the appropriate marketing focus to expand its service offerings to encompass a full range of marketing communications including strategic corporate and product positioning, corporate identity and product branding, new media, systems integration, environmental design, packaging, electronic commerce, collateral systems, advertising, direct mail, consumer promotions, trade promotions and media placement services.

        The Company defines new media as media that delivers content to the end user in digital form, including the World Wide Web, the Internet, proprietary online services, CD-ROMs, laptop PC presentations and interactive kiosks. New media services represented approximately 25.8%, 25.2% and 15.5% of the Company's revenues for fiscal years 1997, 1996 and 1995, respectively. The balance of the Company's revenues for such periods were derived from the Company's other integrated marketing communication services, including strategic corporate and product positioning, corporate identity and product branding, systems integration, environmental design, packaging, collateral systems, advertising, direct mail, consumer promotions, trade promotions and media placement services.

        The Company generates a significant portion of its revenues through project fees on a fixed fee for service basis and contract based retainer fees. When the Company prepares to bid on a new project, the Company develops internal estimates for the number of hours required to complete various segments of the project, based in large part on the Company's database of similar projects archived in the Company's proprietary project management software, the Electronic Job Jacket. The Company's policy is generally to bill 50% of project fees at the commencement of the project, with the balance billed upon completion.

        The Company recognizes revenues related to fixed fee for service projects using the percentage of completion method based on the ratio of costs incurred to total estimated project costs. The Company updates its estimated costs on each project monthly. Fees and expenditures in excess of billings represent the costs incurred and anticipated profits earned on projects in progress in excess of amounts billed, and is recorded as an asset. Billings in excess of fees and expenditures represent amounts billed in excess of costs incurred and estimated profits earned, and is recorded as a liability. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is accrued for the excess.

        The Company generates higher profit margins when a greater percentage of its services are performed by full time employees rather than independent consultants. Accordingly, the Company actively monitors and manages its level of full time and temporary employees as compared to independent consultants to ensure that future projects are adequately staffed. The Company has made a strategic decision to incur the incremental costs of independent consultants to staff growth in projects rather than increase the number of full time employees until the Company has determined that the increased revenue levels are sustainable.

BUSINESS COMBINATIONS

        The Company also made a strategic decision to grow through the acquisition of businesses that offer complementary marketing communications services, products and technologies.

        On August 1, 1996, the Company acquired Schell/Mullaney, Inc. ("Schell/ Mullaney"). The acquisition of Schell/Mullaney was accounted for as a purchase with the results of Schell/Mullaney included in the Company's results from the acquisition date. The purchase agreement provided for an initial payment in Common Stock of the Company of $5.0 million, and additional future consideration of up to $9.0 million in Common Stock of the Company if certain operating results were achieved in 1997 and 1998. Of the latter amount, $4.5 million in Common Stock of the Company was paid in February 1998 based on the operating results achieved in 1997.

        On January 3, 1997, the Company acquired the assets and assumed substantially all the liabilities of Donovan & Green, Inc. ("D&G"). The acquisition of D&G was accounted for as a purchase. The purchase agreement provided for initial payments to D&G of $5.1 million. The Company also made a guaranteed payment to D&G of $3.3 million in cash and stock on April 18, 1997. In addition, D&G will receive additional guaranteed payments totaling $1.5 million in cash and Common Stock over the next two fiscal years. D&G will also have the right to receive additional payments of up to $3.0 million in cash and stock if it attains certain earnings goals during the fiscal years 1998, 1999 and 2000.

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

        On March 10, 1997, the Company acquired all the shares of CKS Holding (Deutschland) GmbH (formerly Prisma Holding GmbH), a German limited liability company ("CKS GmbH"). The acquisition of CKS GmbH was accounted for as a purchase. In consideration for the sale of their shares in CKS GmbH, the shareholders of CKS GmbH received $2.9 million in cash and 86,603 shares of Common Stock of CKS. Also, in 1998, the Company will make guaranteed payments with a value of $0.7 million in cash and Common Stock of CKS. The former shareholders of CKS GmbH also have the right to receive up to an additional $10.0 million in cash and additional shares of Common Stock over the next three fiscal years upon attainment of certain financial performance goals by CKS GmbH.

        On March 12, 1997, the Company acquired certain assets of Gormley & Partners, Inc. ("Gormley"), a Connecticut corporation, in a transaction accounted for as a purchase. The purchase agreement provided for an initial payment of $3.2 million in cash and 40,206 shares of CKS Common Stock to Gormley and an additional $1.5 million in cash and CKS Common Stock payable during fiscal 1998. Gormley will have the right to receive additional payments if it attains certain earnings goals during the fiscal years 1997, 1998, 1999 and 2000.

        On June 17, 1997, the Company issued 241,108 shares of its Common Stock for all of the outstanding capital stock of SiteSpecific, Inc. ("SiteSpecific"), and granted options to purchase 18,884 shares of CKS Common Stock under an option plan. The combination has been accounted for as a pooling of interests, and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the combination to include the results of operations, financial position and cash flows of SiteSpecific.

RESULTS OF OPERATIONS

INTRODUCTION

        In reviewing the Company's consolidated financial statements and the discussion of the Consolidated Results of Operations that appears below, the following should be taken into consideration. During fiscal 1997, the Company acquired M&S and SiteSpecific. These business combinations were accounted for under the pooling-of-interests method. Prior to acquisition by the Company, M&S and SiteSpecific prepared their financial statements on a calendar year basis. In accordance with generally accepted accounting principles ("GAAP"), after the Company acquired M&S and SiteSpecific, the Company restated its financial results to include the financial results of M&S and SiteSpecific for all periods presented. Pursuant to GAAP, M&S's and SiteSpecific's results for the period from January 1, 1996 through December 31, 1996 and January 1, 1995 through December 31, 1995 were included in the Company's results for the period from December 1, 1995 through November 30, 1996 and December 1, 1994 through November 30, 1995, respectively. Beginning with fiscal 1997, M&S' and SiteSpecific's fiscal years were conformed to the Company's fiscal year.

        The following table sets forth the percentage of revenue of certain items included in the Company's statements of operations for the periods indicated:

                                                                   PERCENTAGE OF REVENUES
                                                               ---------------------------------
                                                                  YEARS ENDED NOVEMBER 30,
                                                               ---------------------------------
                                                                1997          1996         1995
                                                               ------        ------       ------
Revenues                                                       100.0%        100.0%       100.0%
Operating expenses:
     Direct salaries and related expenses..............         26.0          26.0         26.4
     Other direct operating expenses...................         41.3          41.2         42.5
     General & administrative expenses.................         22.3          19.9         19.8
     Merger costs......................................          1.8          --           --
                                                               -----         -----        -----
         Total operating expenses......................         91.4          87.1         88.7
                                                               -----         -----        -----
Operating income.......................................          8.6          12.9         11.3
Other income, net .....................................          1.1           2.4          0.5
                                                               -----         -----        -----
Income before taxes....................................          9.7          15.3         11.8
Income taxes...........................................          4.0           3.5          1.9
                                                               -----         -----        -----
Net income.............................................          5.7%         11.8%         9.9%
                                                               =====         =====        =====

UNAUDITED PRO FORMA NET INCOME:
Income before tax, as reported.........................          9.7%         15.3%        11.8%
Pro forma income taxes.................................          4.2           5.8          4.9
                                                               -----         -----        -----
Pro forma net income...................................          5.5%          9.5%         6.9%
                                                               =====         =====        =====

FISCAL YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

REVENUES

        The Company generates a significant portion of its revenues through project fees on a fixed fee for service basis and contract based retainer fees. Revenues increased to $133.6 million in fiscal 1997 from $88.2 million in fiscal 1996, representing an increase of 51.4%. This increase in revenues was due to an increase in the number and value of projects undertaken for existing clients of the Company, the establishment of new client relationships, and the inclusion of Schell/Mullaney, D&G, CKS GmbH and Gormley revenues in the Company's consolidated results for the year ending November 30, 1997. Revenues from new media projects increased to $34.5 million for fiscal year 1997 from $22.3 million in fiscal year 1996, representing an increase of approximately 55.0%. New media revenues represented approximately 25.8% of total revenues in fiscal 1997 compared to 25.2% for fiscal 1996 (after giving effect to the restatement to include M&S and SiteSpecific). In the Company's annual report on Form 10-K for fiscal 1996, the Company reported that revenues from new media projects were approximately 35.8% of total revenues for fiscal 1996, without giving effect to the restatement to include M&S and SiteSpecific. M&S historically has not had any significant new media revenues, so the effect of the restatement was to reduce new media revenues as a percentage of total revenues for fiscal 1996 from 35.8% to 25.2%.

        Revenues increased to $88.2 million in fiscal 1996 from $58.4 million in fiscal 1995, representing an increase of 51.2%. This increase in revenues was due to an increase in the value of creative and design projects undertaken for existing clients of the Company, the establishment of new client relationships, and the inclusion of Schell/Mullaney revenues in the Company's consolidated results for the year ending November 30, 1996. Revenues from new media projects increased to $22.3 million for fiscal year 1996 from $9.1 million in fiscal year 1995, representing an increase of approximately 145.8%. New media revenues represented approximately 25.2% of total revenues in fiscal 1996 compared to 15.5% for fiscal 1995 (after giving effect to the restatement to include M&S and SiteSpecific). In the Company's annual report on Form 10-K for fiscal 1996, the Company reported that revenues from new media projects were approximately 25.3% of total revenues for fiscal 1995 without giving effect to the restatement to include M&S and SiteSpecific.

DIRECT SALARIES AND RELATED EXPENSES

        Direct salaries and related expenses consist primarily of wages for regular and temporary employees, as well as incentive bonus payments and benefits for regular employees. The Company's direct salaries and related expenses increased approximately 51.2% to $34.7 million in fiscal 1997 from $23.0 million during fiscal 1996, representing 26.0% of revenues in both fiscal 1997 and fiscal 1996. The increase in absolute dollars was primarily attributable to an increase in salaries and related expenses necessary to support the Company's growth. As a percentage of revenues, direct salaries and related expenses remained unchanged.

        The Company's direct salaries and related expenses increased approximately 48.7% to $23.0 million in fiscal 1996 from $15.4 million during fiscal 1995, representing 26.0% and 26.4% of revenues in fiscal 1996 and fiscal 1995, respectively. The increase in absolute dollars was primarily attributable to an increase in salaries and related expenses necessary to support the Company's growth. As a percentage of revenue, direct salaries and related expenses remained relatively unchanged.

OTHER DIRECT OPERATING EXPENSES

        Other direct operating expenses include materials, contract freelance talent (independent consultants and contractors), facilities and equipment expenses necessary to provide services to the Company's clients. Other direct operating expenses increased approximately 51.8% to $55.2 million in fiscal 1997 from $36.4 million during fiscal 1996, representing 41.3% and 41.2% of revenues in fiscal 1997 and fiscal 1996, respectively. The increase in absolute dollars was primarily attributable to increases in material costs, production costs and freelance talent costs necessary to support the higher level of revenues. As a percentage of revenues, other direct operating expenses remained relatively unchanged.

        The Company's other direct operating expenses increased 46.5% to $36.4 million in fiscal 1996 from $24.8 million for fiscal 1995, representing 41.2% and 42.5% of revenues in fiscal 1996 and fiscal 1995, respectively. The increase in absolute dollars was primarily attributable to increases in material costs and freelance talent costs necessary to support the higher level of revenues. As a percentage of revenues, other direct operating expenses decreased as a result of a more rapid increase in revenues than in other direct operating expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses include headquarters expenses, insurance, personnel costs for finance and administration, accounting and legal fees, bad debt expense, management information systems expenses, and employee benefits. General and administrative expenses increased approximately 69.8% to $29.8 million in fiscal 1997 from $17.6 million in fiscal 1996, representing 22.3% and 19.9% of revenues in fiscal 1997 and fiscal 1996, respectively. The period over period increase in absolute dollars was primarily attributable to increases in general and administrative payroll, facilities costs, administration expenses, and business development costs necessary to support the Company's growth both internally and through acquisitions and goodwill amortization expense related to acquisitions. Fiscal 1997 includes a full year of Schell/Mullaney expenses and, since acquisition, D&G, CKS GmbH and Gormley expenses, as well as goodwill amortization related to these acquisitions. The Company also increased its bad debt reserve to support growth in total revenues and accounts receivable. As a percentage of revenues, general and administrative expenses increased primarily as a result of increases in administrative payroll costs, goodwill amortization expenses related to acquisitions, and facilities costs to provide capacity to accommodate new business.

        General and administrative expenses increased approximately 52.2% to $17.6 million in fiscal 1996 from $11.5 million in fiscal 1995, representing 19.9% and 19.8% of revenues in fiscal 1996 and 1995, respectively. This period over period increase in absolute dollars was attributable principally to higher general and administrative payroll costs, increased general office and business development costs to support the Company's growth, offset in part by reductions in bad debt expense and management fees paid to the Interpublic Group of Companies ("IPG"). As a percentage of revenues, general and administrative expenses remained relatively unchanged.

MERGER COSTS

        In connection with the acquisition of M&S and SiteSpecific, the Company recorded a nonrecurring charge for transaction related costs of approximately $2.5 million for the twelve month period ended November 30, 1997. The costs consisted primarily of investment banking, accounting, consulting and legal fees, financial printing and other related costs.

OTHER INCOME, NET

        Other income, net consists primarily of interest earned on the Company's holdings in cash, cash equivalents and marketable securities, offset by interest expense incurred due to the amortization of imputed interest on guaranteed cash payments related to certain subsidiary acquisitions. Other income, net decreased to approximately $1.5 million in fiscal 1997 from $2.1 million in fiscal 1996. The decrease was primarily attributable to a reduction in interest income due to the use of cash for acquisitions, and the amortization of imputed interest on guaranteed payments related to acquisitions, partially offset by interest income earned by subsidiaries. In addition, other income decreased year over year due to a nonrecurring gain in fiscal 1996 from the sale of client stock accepted in lieu of fees.

        Other income, net increased by approximately $1.8 million during fiscal 1996 over fiscal 1995 primarily due to an increase in interest income related to higher average cash, cash equivalent and marketable securities balances.

Pro Forma Consolidated Financial Data (Unaudited)

        The following summary pro forma consolidated statements of income data give effect to the pooling-of-interests business combinations between the Company and M&S and the Company and SiteSpecific. The data exclude $2.4 million in nonrecurring charges for merger costs recorded by the Company during fiscal 1997 and include a tax provision as if M&S had been a taxable "C" corporation for all periods. The pro forma consolidated statements of income data for each of the years in the three year period ended November 30, 1997 give effect to the implementation of a management bonus plan for the former partners of M&S as if such plan had been in effect as of the beginning of the periods presented. The effect of such pro forma adjustment was to increase direct salaries and related expenses by $0.9 million during fiscal 1996 (in thousands, except share data.):

                                           YEARS ENDED NOVEMBER 30,
                                        -----------------------------
                                         1997         1996     1995
                                        --------    -------  -------
Revenues                                $133,602    $88,248  $58,383
Net income                                 9,202      7,816    4,051
Pro forma net income per share              0.58       0.54     0.35

Shares used in per share computation      15,590     14,435   11,653


INCOME TAXES

        Combined actual federal and state income tax rates were 41.0% in fiscal 1997, 22.5% in fiscal 1996 and 15.5% in fiscal 1995. These rates do not include a provision for income taxes for M&S prior to January 31, 1997, which was a general partnership prior to its acquisition by the Company. Combined pro forma federal and state income tax rates were 43.4% for fiscal 1997, 37.9% for fiscal 1996 and 41.1% for fiscal 1995. Pro forma tax rates include a tax provision to reflect M&S income as if M&S had been a taxable "C" corporation for all periods presented.

        The effective tax rate was higher for fiscal 1997 primarily due to the nondeductible merger costs incurred in connection with the acquisition of SiteSpecific, nondeductible goodwill amortization and a decrease of tax exempt interest as a percentage of total revenue. The effective tax rate was lower for fiscal 1996 primarily due to the effect of income generated by the Company's investments in tax-advantaged money market instruments.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations and investments in property and equipment through cash generated from operations, bank borrowing, equity financing and capital lease financing arrangements. At November 30, 1997, the Company owed approximately $1.5 million in bank borrowings, capital lease financing arrangements and other liabilities.

        Cash, cash equivalents and marketable securities, consisting primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $42.3 million and $57.3 million at November 30, 1997 and November 30, 1996, respectively. The decrease in cash, cash equivalents and marketable securities during this period was due primarily to approximately $13.7 million in cash payments, net of cash received, to acquire D&G, CKS GmbH and Gormley, approximately $2.0 million used for capital expenditures, approximately $0.6 million, net used for financing activities and a $4.3 million adjustment related to the change in M&S' and SiteSpecific's fiscal year ends. These decreases were partially offset by approximately $5.6 million in cash provided by operations.

        Net cash provided by operating activities was approximately $5.6 million in fiscal 1997, reflecting $7.7 million in net income and a $3.3 million tax benefit from disqualifying dispositions, partially offset by use of cash to fund working capital fluctuations in the acquired companies and to pay transaction related costs for the M&S and SiteSpecific acquisitions. Accounts receivable and accounts payable balances increased from November 30, 1996 to November 30, 1997 in proportion to the overall increase in Company revenues, and also reflect increases in accounts receivable and accounts payable related to media placement. In addition, balances at November 30, 1996 reflect the timing impact of a substantial payment received by M&S in December 1996 from a client for media placements, for which related costs were not paid until January 1997.

        Net cash used in investing activities was approximately $1.9 million in fiscal 1997, and included approximately $13.8 million in net proceeds from the sale of marketable securities, of which approximately $13.7 million was used to finance acquisitions during fiscal 1997, and approximately $2.0 million was used for capital expenditures.

        Net cash used in financing activities was approximately $0.6 million in fiscal 1997, reflecting post merger distributions of pre-acquisition M&S partnership contributions and earnings totaling approximately $4.4 million, and $1.4 million in debt repayment by acquired companies, partially offset by $5.2 million in proceeds from the sale of Common Stock through the Company's 1995 Employee Stock Purchase Plan and upon exercise of stock options.

        In recording the business combinations with M&S and SiteSpecific, the Company's balance sheet as of November 30, 1996 was combined with M&S's and SiteSpecific's balance sheet as of December 31, 1996. Subsequent to November 30, 1996, M&S and SiteSpecific changed their fiscal year ends to conform to the Company's fiscal year end. The net decrease in cash and cash equivalents for the twelve month period ended November 30, 1997 has been adjusted to eliminate the effect of including M&S' and SiteSpecific's net income and cash flows for the month ended December 31, 1996. The cash adjustment amounted to $4.3 million, primarily as the result of a substantial payment received by M&S in December 1996 from a client for media placements, for which related costs were not paid until January 1997. This adjustment is reflected in the Company's Consolidated Statements of Cash Flows under the line item "Change in subsidiaries' fiscal year-ends."

        As of November 30, 1997, the Company and its subsidiaries had $4.4 million in credit facilities available under revolving lines of credit. The Company and its subsidiaries also had $0.2 million in term loan facilities available for purchases of equipment with maturities over the next four years. The credit facilities are secured by all the assets of the Company and bear interest at rates of prime to prime plus 1% for both the lines of credit and the term loans. At November 30, 1997, there was $0.8 million in indebtedness outstanding under these credit facilities. These credit agreements, which are scheduled to expire on March 31, 1998, require compliance with various financial covenants and restrictions, including maintenance of minimum levels of net worth and profitability, and restrict the Company's ability to pay dividends or to effect mergers or acquisitions without the bank's consent.

        The Company believes that its current cash, cash equivalents, and marketable securities, together with existing credit facilities and cash flows from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next twelve months.* The Company may need to raise additional funds through public or private debt or equity financing in order to take advantage of opportunities that may become available to the Company, including more rapid expansion and the acquisition of businesses, products or technologies, or to otherwise respond to competitive pressures. There can be no assurance that the Company will be able to raise capital on favorable terms or at all.


--------------------------------------------------------------------------------
               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

        The information required by Item 8 is incorporated by reference herein from Part IV Item 14(a)(1) and (2).


--------------------------------------------------------------------------------
            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

        Not applicable.









----------
        * This statement is a forward-looking statement reflecting current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 9, for a discussion of factors that could affect future performance.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

        Certain information required by Part III is omitted from this Report in that the registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.


--------------------------------------------------------------------------------
                 ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY
--------------------------------------------------------------------------------

        Certain of information required by Item 10 is set forth under the captions, "Proposal 1: Election of Directors," "Director Compensation and Director Option Plan," and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement, which information is incorporated herein by reference.

        The current executive officers and directors of the Company, and their ages as of January 1, 1998, are as follows:

               NAME                    AGE                     POSITION
----------------------------------     ---    -------------------------------------------------
Mark D. Kvamme....................     36     Chief Executive Officer and Chairman of the Board
Thomas K. Suiter..................     43     Chief Creative Officer and Director
Carlton H. Baab...................     40     Executive Vice President, Chief Financial Officer
                                                  and Assistant Secretary
Robert T. Clarkson................     44     Executive Vice President, Operations, CKS Technology
                                                  Group, CKS International and Business
                                                  Development and Secretary
Kimberly A. Johnson...............     32     Executive Vice President of Operations, CKS West
Fergus O'Daly.....................     54     President, CKS New York
Ian Small.........................     33     Executive Vice President and Chief Technology
                                                  Officer
Richard Villante..................     54     Executive Vice President of Operations, CKS East
Alexandre Balkanski(1) ...........     37     Director
Pierre R. Lamond(1) ..............     67     Director
Barry R. Linsky(2) ...............     56     Director
Michael B. Slade(2)...............     40     Director

----------
(1)   Member of the Audit Committee.
(2)   Member of the Compensation Committee.

        Each director of the Company serves a three-year term. Mr. Kvamme's and Mr. Lamond's terms expire at the 1998 Annual Meeting of Stockholders,
Mr. Suiter's and Mr. Slade's terms expire at the 1999 Annual Meeting of Stockholders, and Mr. Balkanski's and Mr. Linsky's terms expire at the 2000 Annual Meeting of Stockholders.

        Mark D. Kvamme joined the Company in 1989 as a Partner and since 1991 has served as the Chairman of the Company's Board of Directors and Chief Executive Officer. Prior to joining the Company, Mr. Kvamme served as Vice President of Marketing for Pillar Corporation. From September 1986 to January 1989, Mr. Kvamme was International Marketing Manager for Wyse Technology, Inc., a terminal and personal computer manufacturer. Before joining Wyse, Mr. Kvamme founded and served as President and Chief Executive Officer of International Solutions, Inc., a global distributor of hardware and software products, from

1984 to 1986. From 1980 to 1984, Mr. Kvamme held various management positions in international sales and marketing and in product development at Apple Computer, as well as being one of the initial managers of Apple France. Mr. Kvamme holds a B.A. in French Economics and Literature from the University of California at Berkeley.

        Thomas K. Suiter joined CKS in 1991 as Chief Creative Officer, and has served as a member of the Company's Board of Directors since that time. Mr. Suiter held the position of President, CKS Partners from May 1996 to November 1997. Before joining the Company, Mr. Suiter was World Wide Creative Director of Landor Associates from 1985 to 1991. Prior to joining Landor, Mr. Suiter was Director of Creative Services of Apple Computer from 1984 to 1985 and Creative Director from 1982 to 1984 where he and his group were responsible for Apple's corporate identity and the marketing communication materials for the MacIntosh and Apple II product lines. Mr. Suiter attended San Diego State University and the Art Center College of Design, Pasadena, California.

        Carlton H. Baab has served as the Company's Chief Financial Officer and Vice President of Finance and Administration since joining the Company in February 1994. Mr. Baab was promoted to Executive Vice President, Chief Operating Officer and Secretary in August 1995. Mr. Baab's duties were consolidated under the titles of Executive Vice President, Chief Financial Officer and Secretary in May 1996. Prior to joining the Company, Mr. Baab co-founded and served as President and Chief Executive Officer of MobileSoft Corporation, a software application developer for the Apple Newton. Mr. Baab was the Vice President & General Manager of the Contract Division at the Levolor Corporation from August 1989 to August 1993. At Levolor, Mr. Baab was also Vice President of Information Technology and Re-Engineering and a member of the executive turnaround team. Mr. Baab holds a B.S. in Electrical Engineering from the University of Southern California and an M.B.A. from the Harvard Graduate School of Business Administration.

        Robert T. Clarkson joined the Company as Executive Vice President, Business Development and Secretary of the Company in February 1997 and assumed the positions of Executive Vice President, Operations, CKS Technology Group and CKS International in December 1997. From February 1989 to January 1997, Mr. Clarkson served as a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, the Company's primary outside counsel. Mr. Clarkson holds a B.A. in History from Stanford University and a J.D. from the University of California at Los Angeles.

        Kimberly A. Johnson was appointed Executive Vice President of Operations, CKS West in January 1998. Ms. Johnson joined the Company as Account Manager in August 1990, and served as Management Supervisor of its Silicon Valley Office from January 1994 to March 1995, as General Manager of the Silicon Valley Office from March 1995 to March 1997, and as Director of West Coast Operations from July 1997 to December 1997.

        Fergus O'Daly joined the Company as President of CKS East in May 1997. Before joining the Company Mr. O'Daly served as Chief Executive Officer and Chairman of the Poppy Tyson, Inc. advertising agency, which Mr. O'Daly co-founded in 1967.

        Ian Small assumed the position of Executive Vice President and Chief Technology Officer of the Company in January 1998. Mr. Small served as Vice President of Technology of the Company from March 1997 to December 1997, and as Technology Director of the Company's former CKS Interactive, Inc. subsidiary from December 1995 to March 1997. Mr. Small joined the Company from from Apple Computer in December 1995, where he had served as Engineering Manager for the QuickTime VR group of Apple's Advanced Technology division from September 1993 to December 1995, as Project Leader for the interactive television group of the Human Interactive Group of Apple's Advanced Technology Group from March 1993 to August 1993, and in other senior engineering positions prior to that. Mr. Small holds a B.S. in Applied Science (Engineering Science) and an M.S. in Computer Science from the University of Toronto.

        Richard Villante joined the Company as President of its Global Communications Network division in May 1997, and has served as Executive Vice President of Operations, CKS East since December 1997. Mr. Villante was President of Allied Communications Group, an IPG advertising unit, from January 1995 to May 1997. He served as Vice President of Lowe & Partners, another IPG agency, from February 1992 to January 1995.

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

        Barry R. Linsky has been a member of the Company's Board of Directors since January 1995. Mr. Linsky has served as Senior Vice President, Planning and Business Development of IPG since December 1990. Prior to joining IPG at the parent company level, Mr. Linsky was Executive Vice President, Account Service, of Lowe & Partners (formerly The Marschalk Company, a subsidiary of IPG), from 1980 until 1990. From 1972 to 1980, Mr. Linsky held various positions at The Marschalk Company, including Senior Vice President and Director of the agency's New Products Group and positions in account management. Previously, Mr. Linsky had worked in consumer marketing for Lever Brothers Co., Bristol-Myers Company and Squibb Beech-Nut, Inc. He holds a B.A. in Liberal Arts from Dartmouth College and an M.B.A. from the Amos Tuck School of Business.

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


--------------------------------------------------------------------------------
                         ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

        The information required by Item 11 is set forth under the caption, "Executive Compensation" in the Company's Proxy Statement, which information is incorporated herein by reference.

--------------------------------------------------------------------------------
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

        The information required by Item 12 is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, which information is incorporated herein by reference.


--------------------------------------------------------------------------------
             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

        The information required by Item 13 is set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement, which information is incorporated herein by reference.

--------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

        (a) The following documents are filed as part of this Report:

               1.     CONSOLIDATED FINANCIAL STATEMENTS

               The following consolidated financial statements of CKS Group, Inc. and subsidiaries are filed as part of this Report:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report of KPMG Peat Marwick LLP..................      F-2
Independent Auditors' Report of Ernst & Young LLP......................      F-3
Consolidated Balance Sheets............................................      F-4
Consolidated Statements of Income......................................      F-5
Consolidated Statements of Stockholders' Equity........................      F-6
Consolidated Statements of Cash Flows..................................      F-7
Notes to Consolidated Financial Statements.............................      F-8


               2.     CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE

               The following consolidated financial statement schedule of CKS Group, Inc. is filed as part of this Report and should be read in conjunction with the consolidated financial statements of CKS Group, Inc.:

                                                                            PAGE
                                                                            ----
Independent Auditors' Report on Schedule................................     S-1
Schedule II -- Valuation and Qualifying Accounts........................     S-2

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

        3.     EXHIBITS

               (a)    The following exhibits are filed with this Report:

EXHIBIT
NUMBER                              EXHIBIT TITLE
--------     -----------------------------------------------------------------------------------
  3.1(1)     Certificate of Incorporation of the Registrant.
  3.2(1)     Bylaws of the Registrant.
 10.1(1)     Form of Indemnification Agreement between Registrant and its officers and directors.
 10.2(1)     The Registrant's 1995 Series B Common Stock Plan, as amended.
 10.3(1)     The Registrant's 1995 Stock Plan.
 10.4(1)     The Registrant's 1995 Employee Stock Purchase Plan.
 10.5(1)     The Registrant's 1995 Director Stock Option Plan.
 10.6(1)     Amended and Restated Purchase Agreement dated as of October 17, 1996 by and among the Registrant, The Interpublic Group of Companies, Inc. and certain stockholders of the Registrant.
 10.7(1)     Shareholder Rights Agreement dated as of January 13, 1995 by and among the
             Registrant, The Interpublic Group of Companies, Inc. and certain stockholders of the Registrant.
 10.8(1)     Lease Agreement dated as of March 8, 1995 between Registrant and
             Devcon Associates XVI for Registrant's headquarters facility at
             10441 Bandley, Cupertino, CA.
 10.9(2)     Lease Agreement dated June 11, 1996 between Registrant and Devcon
             Associates XVI for Registrant's facility at 10381 Bandley,
             Cupertino, CA.
 10.10(2)    Industrial Lease Agreement dated March 27, 1995 between CKS Partners, Inc. and
             Lazaneo Partners, L.P. for Registrant's facility located at 10260 Bandley,
             Cupertino, CA.
 10.11(2)    Industrial Lease Agreement dated November 16, 1995 between CKS Partners, Inc. and
             The Leonard Company for Registrant's facility located at 20615
             Lazaneo Drive, Cupertino, CA.
 10.12(2)    Office Lease Agreement dated February 29, 1996, between Registrant and Shorenstein
             Realty Investors, L.P. for Registrant's facility located at 345 Spear Street, San
             Francisco, CA.
 10.13(1)    Exchange Agreement, dated as of December 1, 1994 among Registrant and certain stockholders of CKS Partners, Inc., CKS Pictures,
             Inc. and CKS Interactive, Inc.
 10.14(1)    Stock Purchase Agreement among the Registrant, The Interpublic Group of Companies,
             Inc. and certain stockholders of the Registrant dated October 16, 1995.
 10.15(1)    Letter agreement dated October 14, 1995 between the Registrant and The Interpublic Group of Companies, Inc. ("IPG") regarding
             Shelf Registration Statement to be filed to enable IPG to sell shares of Common Stock of Registrant.
 10.16(3)*   Agreement and Plan of Reorganization, dated as of June 7, 1996, by and among
             Registrant, Schell/Mullaney, Inc., a New York corporation,
             Michael Schell, Brian Mullaney and First Interstate Bank of
             California.
 10.17(4)    Asset Purchase Agreement, dated as of October 4, 1996, by and among Registrant, Donovan & Green, Inc., a New York corporation
             ("Donovan & Green"), DG Acquisition, Inc., a Delaware corporation
             ("Sub"), Nancye L. Green and Michael Donovan.
 10.18(4)    Amendment No. 1 to Asset Purchase Agreement, dated December 30, 1996, by and among
             Registrant, Donovan & Green, Sub, Nancye L. Green and Michael Donovan.
 10.19(5)    Acquisition Agreement dated January 31, 1996, by and among
             Registrant, Raleigh Acquisition, Inc., a Delaware Corporation,
             the current and former partners of McKinney & Silver, a North
             Carolina partnership, Robert C. Doherty, Donald D. Maurer and
             Chemical Trust Company of California.

EXHIBIT
NUMBER                              EXHIBIT TITLE
--------     -----------------------------------------------------------------------------------
 10.20(6)    Share Acquisition Agreement, dated as of January 8, 1997, by and among Registrant, EPG Elektronische Publikationen GmbH ("EPG"),
             Ria 96 Vermogensverwaltungs GmbH ("Sub") and the shareholders of
             EPG.
 10.21(6)    Amendment No. 1 to Share Acquisition Agreement, dated March 10, 1997, by and among Registrant, EPG, Sub and the shareholders of EPG.
 10.22       Employment Agreement dated February 1, 1997 between Registrant and Robert
             T.Clarkson.
 10.23       Employment Agreement dated September 25,1997 between Registrant and Carlton
             H. Baab
 10.24       Employment Agreement dated November 28, 1997 between Registrant and Richard
             Villante.
 10.25       The Company's 1997 Employee Stock Purchase Plan
 11.1        Statement Regarding Computation of Earnings Per Share
 23.1        Consent of KPMG Peat Marwick LLP, independent auditors
 23.2        Consent of Ernst & Young LLP, independent auditors
 27.1        Financial Data Schedule

----------
(1) Previously filed as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-98312), filed with Securities Exchange Commission on October 19, 1995.
(2) Previously filed as exhibits to Registrant annual report on Form 10-K for the fiscal year ended November 30, 1997.
(3) Previously filed as an exhibit to Registrant's report on Form 8-K dated June 7, 1996.
(4) Previously filed as exhibits to Registrant's report on Form 8-K dated January 3, 1997.
(5) Previously filed as exhibit to Registrant's report on Form 8-K dated January 31, 1997.
(6) Previously filed as exhibits to Registrant's report on Form 8-K dated March 10, 1997.
(*)     Confidential treatment requested.

               (b)    Reports on Form 8-K filed in the fourth quarter of fiscal
                      1996.

               During the fiscal quarter ended November 30, 1997, the Company filed the following Current Reports on Form 8-K:

                      (1) Form 8-K/A dated June 25, 1997 and filed with the Commission on October 24, 1997 reporting information under items 2 and 7, amending the Form 8-K filing originally filed on June 26, 1997. This Form 8-K filing included consolidated financial statements of the Company as of November 30, 1995 and 1996, and for the years ended November 30, 1994, 1995 and 1996, as well as the report of KPMG Peat Marwick LLP dated June 17, 1997.

                      (2) Form 8-K dated November 7, 1997 and filed with the Commission on November 24, 1997, reporting information under items 5 and 7.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated:  February 27, 1998       CKS GROUP, INC.

                                        By: /s/ CARLTON H. BAAB
                                            ------------------------------------
                                                Carlton H. Baab
                                                Executive Vice President and
                                                Chief Financial Officer

                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark D. Kvamme, Carlton H. Baab and Robert T. Clarkson and each of them singly, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as full to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof. Witness our hands on the date set forth below.

        Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                               TITLE                            DATE
---------------------------------  ----------------------------------------   -----------------
/s/ MARK D. KVAMME                 Chairman and Chief Executive Officer       February 27, 1998
---------------------------------  (Principal Executive Officer)
Mark D. Kvamme


/s/ CARLTON H. BAAB                Executive Vice President and Chief         February 27, 1998
---------------------------------  Financial Officer (Principal Financial
Carlton H. Baab                    and Accounting Officer)


                                   Director                                   February 27, 1998
---------------------------------
Thomas K. Suiter


/s/ ALEXANDRE BALKANSKI            Director                                   February 27, 1998
---------------------------------
Alexandre Balkanski


/s/ PIERRE R. LAMOND               Director                                   February 27, 1998
---------------------------------
Pierre R. Lamond


/s/ BARRY R. LINSKY                Director                                   February 27, 1998
---------------------------------
Barry R. Linsky


/s/ MICHAEL B. SLADE               Director                                   February 27, 1998
---------------------------------
Michael B. Slade

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    PAGE
                                                                    ----
Independent Auditors' Report of KPMG Peat Marwick LLP............    F-2

Independent Auditors' Report of Ernst & Young LLP................    F-3

Consolidated Balance Sheets......................................    F-4

Consolidated Statements of Income................................    F-5

Consolidated Statements of Stockholders' Equity..................    F-6

Consolidated Statements of Cash Flows............................    F-7

Notes to Consolidated Financial Statements.......................    F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
CKS Group, Inc.:


        We have audited the accompanying consolidated balance sheets of CKS Group, Inc. and subsidiaries (the Company) as of November 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of McKinney & Silver (M&S), which statements reflect total assets constituting 23% as of November 30, 1996, and total revenues constituting 40% and 33%, and income before income taxes constituting 65% and 38% in each of the years in the two-year period ended November 30, 1996, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for M&S, is based solely on the report of the other auditors.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKS Group, Inc. and subsidiaries as of November 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1997, in conformity with generally accepted accounting principles.

                                        /s/ KPMG PEAT MARWICK LLP


San Jose, California
December 15, 1997

                          INDEPENDENT AUDITORS' REPORT


Partners
McKinney & Silver


        We have audited the balance sheets of McKinney & Silver (a Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for the three years then ended (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require than we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of McKinney & Silver (a Partnership) at December 31, 1996 and 1995, and the results of its operations and its cash flows for the three years then ended in conformity with generally accepted accounting principles.

                                        /s/ ERNST & YOUNG LLP


January 31, 1997

                        CKS GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                               NOVEMBER 30,
                                                                           -------------------
               ASSETS                                                        1997        1996
                                                                           --------    -------
Current assets:
   Cash and cash equivalents                                               $ 18,223    $19,385
   Marketable securities                                                     24,041     37,895
   Accounts receivable, net of allowance of $1,442 and $792 in
     1997 and 1996, respectively                                             50,049     22,651
   Fees and expenditures in excess of billings                                4,594      2,792
   Prepaid expenses and other current assets                                  1,949        907
   Deferred income taxes                                                      1,400      1,038
                                                                           --------    -------
         Total current assets                                               100,256     84,668
Property and equipment, net                                                   5,849      4,571
Deferred income taxes                                                        10,140        300
Goodwill and other assets                                                    30,228      5,937
                                                                           --------    -------
         Total assets                                                      $146,473    $95,476
                                                                           ========    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $  38,161    $21,392
   Accrued expenses                                                           7,515      6,430
   Billings in excess of fees and expenditures                                2,417      3,257
   Current portion of liabilities to related parties                          2,284      1,955
   Current portion of notes payable and capital lease obligations               765        433
   Income taxes payable                                                          --        426
                                                                           --------    -------
         Total current liabilities                                           51,142     33,893
Liabilities to related parties, less current portion                             --        223
Notes payable and capital lease obligations, less current portion               739        502
                                                                           --------    -------
         Total liabilities                                                   51,881     34,618
                                                                           --------    -------
Stockholders' equity:                                                            --         --
   Preferred stock; $0.001 par value; 5,000,000 shares                           --         --
     authorized; none issued and outstanding
   Common stock; $0.001 par value; 30,000,000 shares authorized;
     14,865,000 and 14,229,000 shares issued and outstanding in
     1997 and 1996, respectively                                                 15         14
   Additional paid-in capital                                                80,103     51,715
   Unrealized gain (loss) on marketable securities                               12        (65)
   Notes receivable from stockholders                                          (198)      (292)
   Cumulative translation adjustment                                            (62)        (6)
   Retained earnings                                                         14,722      9,492
                                                                           --------    -------
         Total stockholders' equity                                          94,592     60,858
                                                                           --------    -------
         Total liabilities and stockholders' equity                        $146,473    $95,476
                                                                           ========    =======

          See accompanying notes to consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                      (In thousands, except per share data)

                                                    YEARS ENDED NOVEMBER 30,
                                                --------------------------------
                                                  1997        1996        1995
                                                --------    --------    --------
Revenues                                        $133,602    $ 88,248    $ 58,383
                                                --------    --------    --------
Operating expenses:
   Direct salaries and related expenses           34,714      22,962      15,440
   Other direct operating expenses                55,175      36,355      24,820
   General and administrative expenses            29,827      17,570      11,545
   Merger costs                                    2,452          --          --
                                                --------    --------    --------
         Total operating expenses                122,168      76,887      51,805
                                                --------    --------    --------
Operating income                                  11,434      11,361       6,578

Other income, net                                  1,549       2,114         296
                                                --------    --------    --------
Income before income taxes                        12,983      13,475       6,874

Income taxes                                       5,317       3,026       1,065
                                                --------    --------    --------
         Net income                             $  7,666    $ 10,449    $  5,809
                                                ========    ========    ========

Unaudited pro forma net income and
   per share data:
     Income before income taxes, as
       reported                                 $ 12,983    $ 13,475    $  6,874
     Pro forma income taxes                        5,635       5,108       2,823
                                                --------    --------    --------
Pro forma net income                            $  7,348    $  8,367    $  4,051
                                                ========    ========    ========
Pro forma net income per share                  $   0.46    $   0.58    $   0.35
                                                ========    ========    ========
Shares used in per share computation              15,590      14,435      11,653
                                                ========    ========    ========


          See accompanying notes to consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                                                 Unrealized      Notes
                                 Common Stock      Additional   gain (loss)   receivable    Cumulative                  Total
                               ------------------   paid-in    on marketable     from       translation   Retained   Stockholders'
                               Shares     Amount    capital     securities    stockholders  adjustment    earnings      equity
                               ------    --------   -------    ------------   ------------  -----------   --------   -------------
Balances, November 30, 1994    10,545    $     10     $   948    $     --        $   (371)    $     --     $  2,192    $  2,779

Issuance of Series A common
  stock                           739           1       1,923          --              --           --           --       1,924
Repurchase of common stock        (31)         --         (23)         --               8           --           --         (15)
Issuance of common stock           68          --         103          --              --           --           --         103
Compensation related to stock
  options                          --          --         156          --              --           --           --         156
Collections on stockholder
  notes receivable                 --          --          --          --              71           --           --          71
Distributions to stockholders      --          --          --          --              --           --       (4,477)     (4,477)
Net income                         --          --          --          --              --           --        5,809       5,809
                               ------    --------     -------    --------        --------     --------       ------      ------
Balances, November 30, 1995    11,321          11       3,107          --            (292)          --        3,524       6,350

Issuance of common stock
  warrants                         --          --         100          --              --           --           --         100
Issuance of common stock        2,991           3      48,060          --              --           --           --      48,063
Compensation related to stock
  options                          --          --         130          --              --           --           --         130
Tax benefit from disqualifying     --          --         926          --              --           --           --         926
  dispositions
Unrealized loss on marketable      --          --          --         (65)             --           --           --         (65)
  securities
Distributions to stockholders      --          --        (499)         --              --           --       (4,481)     (4,980)
Repurchase of common stock        (83)         --        (109)         --              --           --           --        (109)
Translation adjustment             --          --          --          --              --           (6)          --          (6)
Net income                         --          --          --          --              --           --       10,449      10,449
                                ------    --------     -------    --------       --------     --------       ------      ------
Balances, November 30, 1996     14,229          14      51,715         (65)          (292)          (6)       9,492      60,858

Issuance of common stock           474           1       5,208          --             --           --           --       5,209
Compensation related to stock
    options                         --          --         265          --             --           --           --         265
Tax benefit from disqualifying
    dispositions                    --          --       3,343          --             --           --           --       3,343
Unrealized gain on marketable       --          --          --          77             --           --           --          77
    securities
Distribution to stockholders        --          --          --          --             --           --       (2,172)     (2,172)
Deferred issuance of common stock
    related to business
    acquisitions                    --          --       5,582          --             --           --           --       5,582
Common stock issued for busines    168          --       4,738          --             --           --           --       4,738
    acquisitions
Deferred tax asset recorded in      --          --       9,346          --             --           --           --       9,346
    connection  with taxable
     pooling of interests
Repurchase of common stock and      (6)         --         (94)         --             94           --           --          --
    cancellation of note
    receivable from stockholder
Change in subsidiaries' fiscal      --          --          --          --             --           --         (264)       (264)
    year-ends
Translation adjustment              --          --          --          --             --          (56)          --         (56)
Net income                          --          --          --          --             --           --        7,666       7,666
                                ------    --------     -------    --------       --------     --------      -------     -------
Balances, November 30, 1997     14,865    $     15     $80,103    $     12       $   (198)    $    (62)     $14,722     $94,592
                                ======    ========     =======    ========       ========     ========      =======     =======



          See accompanying notes to consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                               YEARS ENDED NOVEMBER 30,
                                                           --------------------------------
                                                             1997        1996        1995
                                                           --------    --------    --------
Cash flows from operating activities:
   Net income                                              $  7,666    $ 10,449    $  5,809
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Deferred income taxes                                    (856)     (1,097)       (476)
      Compensation related to stock options                     265         130         156
      Tax benefit from disqualifying dispositions             3,343         926          --
      Depreciation and amortization                           3,331       1,181       1,000
      Loss on disposition of property due to
         acquisition                                            227          --          --
      Changes in operating assets and liabilities:
         Accounts receivable                                (19,103)     (8,148)     (1,392)
         Fees and expenditures in excess of billings           (323)     (1,647)        354
         Prepaid expenses and other current assets             (447)         38        (943)
         Accounts payable                                    12,833      12,195      (1,783)
         Accrued expenses                                      (516)      3,556       1,553
         Billings in excess of fees and expenditures             47         246        (240)
         Income taxes payable                                  (847)     (1,253)      1,125
                                                           --------    --------    --------
            Net cash provided by operating activities         5,620      16,576       5,163
                                                           --------    --------    --------
Cash flows from investing activities:
   Purchases of property and equipment                       (1,995)     (2,011)     (1,574)
   Purchases of marketable securities                       (21,175)    (39,710)         --
   Sales of marketable securities                            34,934       1,750          --
   Business acquired, net of cash received                  (13,740)         55          --
   Other assets                                                  70        (586)         (6)
                                                           --------    --------    --------
            Net cash used in investing activities            (1,906)    (40,502)     (1,580)
                                                           --------    --------    --------
Cash flows from financing activities:
   Net repayments on line of credit and note payable         (1,414)       (382)       (676)
   Collection (repayment) of stockholder notes                   --         (37)         71
   receivable
   Proceeds from sale of common stock and warrants            5,208      43,154       1,994
   Repurchase of common stock                                    --        (109)        (15)
   Distributions to stockholders                             (2,398)     (4,635)     (4,444)
   Liabilities to related parties                            (2,013)        503         (10)
                                                           --------    --------    --------
            Net cash (used in) provided
              by financing activities                          (617)     38,494      (3,080)
                                                           --------    --------    --------
Net increase in cash and cash equivalents                     3,097      14,568         503
Change in subsidiaries' fiscal year-ends                     (4,259)         --          --
Cash and cash equivalents, beginning of year                 19,385       4,817       4,314
                                                           --------    --------    --------
Cash and cash equivalents, end of year                     $ 18,223    $ 19,385    $  4,817
                                                           ========    ========    ========
Supplemental disclosures of cash flow information:
   Cash paid:
      Interest                                             $    187    $     63    $     91
                                                           ========    ========    ========
      Income taxes                                         $  1,386    $  4,488    $    647
                                                           ========    ========    ========
   Noncash investing and financing activities:
      Issuance of common stock in business acquisition     $  6,030    $  4,997    $     --
                                                           ========    ========    ========
      Exchange of note payable for common stock            $     --    $    457    $     --
                                                           ========    ========    ========
      Businesses acquired for liabilities to related
      parties                                              $  2,146    $     --    $     --
                                                           ========    ========    ========
      Deferred tax asset recorded in connection with
      taxable pooling of interests                         $  9,346    $     --    $     --
                                                           ========    ========    ========



          See accompanying notes to consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        November 30, 1997, 1996, and 1995


(1)   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business and Principles of Combination

      CKS Group, Inc. (CKS or the Company) is an international integrated marketing services and technology company specializing in offering a wide range of integrated marketing communication services and technology solutions that help companies market their products, services, and messages. The Company's services include strategic corporate and product positioning, corporate identity and product branding, new media, systems integration, environmental design, packaging, collateral systems, advertising, direct marketing, consumer promotions, trade promotions, and media placement services.

      The Company was formed in January 1995 in a merger of three entities that were under common control: CKS Partners, Inc.; CKS Interactive, Inc.; and CKS Pictures, Inc. (collectively, the Former Affiliates). The accompanying consolidated financial statements have been prepared on the basis that these entities were combined at the beginning of their existence for financial reporting purposes. The combined entities have been under common control since inception and have been included in the consolidated financial statements at historical cost, in a manner similar to a pooling of interests, since their respective dates of inception. All transactions and accounts between the combined entities have been eliminated in the accompanying consolidated financial statements.

      In accordance with the merger of the Former Affiliates, each entity's capital stock was converted, using a predetermined conversion factor, to give effect to the merger. All share and per share information has been retroactively restated to give effect to the merger.

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been restated to reflect the effect of the mergers accounted for as poolings of interests with McKinney & Silver (M&S) and SiteSpecific, Inc. (SiteSpecific) discussed in Note 2.

      Cash Equivalents and Marketable Securities

      The Company considers all highly liquid investments purchased with a remaining maturity of 90 days or less to be cash equivalents.

      The Company classifies its investments in certain debt and equity securities as "available-for-sale." Such investments are recorded at fair value, with unrealized gains and losses, net of taxes, reported as a separate component of stockholders' equity. The cost of securities sold is based upon the specific identification method.

                        CKS GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      Fair Value of Financial Instruments and Concentrations of Credit Risk

      The carrying value of the Company's financial instruments, including accounts receivable, approximates fair market value.

      Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of marketable securities and accounts receivable. The Company's services are provided to clients in a variety of industries. The Company performs ongoing credit evaluations of its clients, generally does not require collateral, and records allowances for potential credit losses.

      Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over estimated useful lives of three to seven years. Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related lease.

      Goodwill

      Goodwill is amortized on a straight-line basis over 20 years. Accumulated amortization amounted to $1,105,000 as of November 30, 1997.

      Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

      On December 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair value. To date, the Company has made no adjustments to the carrying value of its long-lived assets.

      Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                        CKS GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      Revenue Recognition

      Revenues generally are derived from fixed fee arrangements and are recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs. Fees and expenditures in excess of billings represent the costs incurred and anticipated profits earned on projects in progress in excess of amounts billed and are recorded as an asset. Billings in excess of fees and expenditures represent amounts billed in excess of costs incurred and estimated profit earned and are recorded as a liability. Such billings generally are at the beginning of contract periods and are in accordance with contract provisions. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is accrued for the excess.

      Commissions earned from advertising placed with media generally are recorded at the time the advertising appears or is broadcast. Commissions earned for production expenditures and fees derived from other services are recognized upon performance of the services.

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

      As a partnership, M&S's earnings were taxed at the individual partner level, therefore no provision for income taxes has been made in the accompanying consolidated financial statements for income attributable to M&S. The accompanying consolidated statements of income include a provision for income taxes on an unaudited pro forma basis as if M&S had been a C corporation fully subject to income taxes, for all periods presented.

      Net Income Per Share

      Net income per share is computed using the weighted-average number of shares outstanding of common stock, after giving effect to contingently issuable shares under acquisition agreements, and dilutive common equivalent shares from stock options using the treasury stock method. In accordance with certain Securities and Exchange Commission (SEC) Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the Company's initial public offering (IPO) date as if they were outstanding for all prior periods presented using the treasury stock method and the IPO price.

      The Financial Accounting Standards Board recently issued SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic earnings per share (EPS) and for companies with complex capital structures or potentially dilutive securities, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic EPS will be higher than pro forma EPS as presented in the accompanying consolidated financial statements and that diluted EPS will not differ materially from EPS as presented in the accompanying consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      Stock-Based Compensation

      The Company accounts for stock-based awards to employees using the intrinsic value method.

      Foreign Currency Translation

      The functional currency for the Company's foreign subsidiary is the local currency. Financial statements for the foreign subsidiary are translated using the current exchange rate for the balance sheet and the average exchange rate during the year for the statement of income. Translation adjustments are included as a separate component of stockholders' equity.


(2)   BUSINESS COMBINATIONS

      Schell/Mullaney, Inc.

      On August 1, 1996, the Company acquired Schell/Mullaney, Inc. (SMI), and its results of operations have been included in the Company's consolidated financial statements from that date. Upon the closing of the merger, the shares of common stock of SMI that were issued and outstanding immediately prior to the closing were converted into 183,066 shares of the Company's common stock valued at $5,000,000. Due to the attainment of certain financial performance goals by SMI during 1997, the Company will issue approximately $4,500,000 in common stock to the former stockholders of SMI. The former stockholders also have the right to receive up to an additional $4,500,000 in common stock of the Company in 1998 upon the attainment of certain financial performance goals. The number of additional shares to be issued to the former stockholders of SMI will be determined based on the price of the Company's common stock during a period prior to the issuance dates of such shares. In the event additional shares are issued to the former stockholders of SMI, they will be recorded as additional purchase price. The acquisition was recorded as a purchase, and, as a result, the Company initially recorded goodwill of $4,577,000.

      The following summary, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations for the years ended November 30, 1996 and 1995, with SMI's results of operations for the years ended November 30, 1996, and December 31, 1995, respectively, as if SMI had been acquired as of the beginning of the periods presented (in thousands, except per share data):

                                                YEARS ENDED NOVEMBER 30,
                                                ------------------------
                                                   1996       1995
                                                ---------   -------
             Revenues                             $92,536   $63,429
             Pro forma net income                   8,440     5,010
             Pro forma net income per share          0.58      0.43

             Shares used in pro forma per share
                computation                        14,557    11,785

      The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

                        CKS GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Donovan & Green, Inc.

      On January 3, 1997, the Company acquired the assets and assumed substantially all the liabilities of Donovan & Green, Inc. (D&G), and its results of operations have been included in the Company's consolidated financial statements from that date. The Purchase Agreement provided for initial payments to D&G of $5,146,000. The Company made guaranteed payments to D&G consisting of $2,219,000 in cash and 41,259 shares of the Company's common stock on April 18, 1997. In addition, D&G will be entitled to receive an additional $1,003,000 in cash and a number of shares of common stock of the Company with a value of $497,000 over the next two fiscal years. D&G also has the right to receive additional payments if the subsidiary attains certain earnings goals during the 1997, 1998, 1999, and 2000 fiscal years. D&G may receive $889,000 in cash and shares of the Company's common stock with a value of $444,000 in each of 1998 and 1999 if the subsidiary meets its earnings goals for the 1997 and 1998 fiscal years. To the extent that the subsidiary exceeds its earnings goals for the 1997, 1998, 1999, and 2000 fiscal years by more than 10%, D&G will be entitled to receive cash and common stock of the Company with a combined value of up to $1,000,000 per year for each of these four years. D&G did not meet its earnings goals for the year ended November 30, 1997. The acquisition was recorded as a purchase, and, as a result, the Company initially recorded goodwill of $8,333,000. In the event additional consideration is issued to the former stockholders of D&G, it will be recorded as additional purchase price.

      The following summary, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations for the year ended November 30, 1996, with D&G's results of operations for the year ended December 31, 1996, as if D&G had been acquired as of the beginning of the period presented (in thousands, except per share data):

                                                             1996
                                                           -------
               Revenue                                     $93,158
               Pro forma net income                        $ 7,705
               Pro forma net income per share              $  0.53

               Shares used in pro forma per share
                  computation                               14,513


      The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

                        CKS GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      CKS Holding Deutschland GmbH

      On March 10, 1997, CKS acquired all of the capital stock of CKS Holding (Deutschland) GmbH (formerly Elektronische Publikationen GmbH), a German corporation (CKS GmbH), and its results of operations have been included in the Company's consolidated financial statements from that date. In consideration for the sale of their shares in CKS GmbH, the stockholders of CKS GmbH received $2,925,000 in cash and 86,603 shares of common stock of CKS and will receive future guaranteed payments of $672,000 in cash and CKS common stock in fiscal 1998. In addition, the stockholders of CKS GmbH have the right to receive up to an additional $10,000,000 in cash and additional shares of common stock during fiscal 1998, 1999, and 2000 upon attainment of certain financial performance goals by CKS GmbH. The number of additional shares of CKS common stock to be issued to former stockholders of CKS GmbH, if any, will be determined based on price of CKS common stock over a period prior to the issuance date of such shares. The acquisition was recorded as a purchase and as a result the Company initially recorded goodwill of $5,592,000. In the event additional consideration is paid to the former stockholders of CKS GmbH, it will be recorded as additional purchase price. Pro forma financial information giving effect to the acquisition of CKS GmbH has not been presented as pro forma results would not have differed materially from the Company's consolidated results of operations.

      Gormley & Partners, Inc.

      On March 12, 1997, the Company acquired certain assets of Gormley & Partners, Inc. (Gormley), a Connecticut corporation, and its results of operations have been included in the Company's consolidated financial statements from that date. The Purchase Agreement provided for an initial payment of $3,150,000 in cash and 40,206 shares of CKS common stock to Gormley and an additional $1,500,000 in cash and CKS common stock payable during fiscal 1998. In addition, Gormley will be entitled to receive additional payments upon the attainment of certain performance goals over the next four fiscal years. The acquisition was accounted for as a purchase, and, as a result, the Company initially recorded goodwill of $5,793,000. In the event additional consideration is paid to Gormley, it will be recorded as additional purchase price. Pro forma financial information giving effect to the acquisition of certain assets of Gormley has not been presented because pro forma results would not have differed materially from the Company's consolidated results of operations.

      McKinney & Silver

      On January 31, 1997, the Company issued 841,291 shares of its common stock for all of the partnership units and residual partnership interests of M&S. The merger has been accounted for as a pooling of interests, and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position, and cash flows of M&S. In M&S's historical financial statements, certain direct operating expenses were offset against revenues. Such amounts have been reclassified in the accompanying consolidated financial statements to conform to CKS's presentation. The effect of the reclassification was to increase both revenues and other direct operating expenses by $13,614,000 and $9,593,000 during 1996 and 1995, respectively.

      Prior to the combination, M&S's fiscal year ended on December 31. In recording the business combination, M&S's financial statements as of and for each of the years in the two-year period ended December 31, 1996, have been combined with the Company's consolidated financial statements as of and for each of the years in the two-year period ended November 30, 1996.

                        CKS GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      In 1997, M&S changed its fiscal year-end to the Sunday nearest November 30 to conform to CKS's fiscal year-end. M&S's unaudited results of operations for the month ended December 31, 1996, included revenues of $2,230,000 and net income of $248,000. An adjustment has been made to stockholders' equity as of November 30, 1997, to eliminate the effect of including M&S's unaudited results of operations for the month ended December 31, 1996, in both the years ended November 30, 1997 and 1996.

      In connection with the merger with M&S, the Company recorded a nonrecurring charge for transaction related costs of $1,593,000 in the first quarter of fiscal 1997, consisting primarily of fees for attorneys, accountants, financial printing, and other related costs. In addition, because the merger is a taxable transaction, in the first quarter of fiscal 1997, CKS recorded a deferred tax asset and an increase to stockholders' equity of approximately $9,346,000 for the difference between the financial statement and tax carrying amounts of M&S's net assets upon the closing of the transaction.

      SiteSpecific, Inc.

      On June 17, 1997, the Company issued 241,108 shares of its common stock for all of the outstanding capital stock of SiteSpecific, and assumed options to purchase 18,884 shares of common stock under an option plan. The merger has been accounted for as a pooling of interests, and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position, and cash flows of SiteSpecific.

      Prior to the combination, SiteSpecific's fiscal year ended on December 31. In recording the business combination, SiteSpecific's financial statements as of December 31, 1996, and for the year ended December 31, 1996, and from inception to December 31, 1995, have been combined with the Company's consolidated financial statements as of and for each of the years in the two-year period ended November 30, 1996.

      In 1997, SiteSpecific changed its fiscal year-end to the Sunday nearest November 30 to conform to CKS's fiscal year-end. SiteSpecific's unaudited results of operations for the month ended December 31, 1996, included revenues of $302,000 and net income of $16,000. An adjustment has been made to stockholders' equity as of November 30, 1997, to eliminate the effect of including SiteSpecific's unaudited results of operations for the month ended December 31, 1996, in both the years ended November 30, 1997 and 1996.

      In connection with the merger with SiteSpecific, the Company recorded a nonrecurring charge for transaction related costs of approximately $859,000 in the third quarter of fiscal 1997, consisting primarily of fees for attorneys, accountants, financial printing, and other related costs.

                        CKS GROUP, INC. AND SUBSIDIARIES

      Revenues and net income for the individual entities as previously reported were as follows (in thousands):

                                      YEARS ENDED NOVEMBER 30,
                                      ------------------------
                                          1996        1995
                                       ---------    --------
                 Revenues:
                      CKS               $ 56,951    $ 34,792
                      M&S                 29,448      23,326
                      SiteSpecific         1,849         265
                                        --------    --------
                                        $ 88,248    $ 58,383
                                        ========    ========
                   Net income (loss):
                      CKS               $  5,679    $  1,366
                      M&S                  5,079       4,436
                      SiteSpecific          (309)          7
                                        --------    --------
                                        $ 10,449    $  5,809
                                        ========    ========

(3)   MARKETABLE SECURITIES

      Marketable securities consisted of the following as of November 30, 1997 (in thousands):

                                                    GROSS        GROSS
                                                  UNREALIZED   UNREALIZED   FAIR
                                     COST           GAINS        LOSSES     VALUE
                                   -------        ----------   ----------  -------
      Municipal obigations         $24,029           $12            --     $24,041
                                   =======        ==========   ==========  =======

      Marketable securities consisted of the following as of November 30, 1996 (in thousands):

                                                    GROSS        GROSS
                                                  UNREALIZED   UNREALIZED   FAIR
                                     COST           GAINS        LOSSES     VALUE
                                   -------        ----------   ----------  -------
      Municipal obligations        $37,771        $   --       $    --     $37,771
      Marketable equity equity
             security                  189            --            65         124
                                   -------        ----------   ----------  -------
                                   $37,960        $   --       $    65     $37,895
                                   =======        ==========   ==========  =======

                        CKS GROUP, INC. AND SUBSIDIARIES

      The contractual maturities of available-for-sale debt securities, regardless of their balance sheet classification as of November 30, 1997, were as follows (in thousands):

                                                                     COST   FAIR VALUE
                                                                    ------- ----------
      Due within one year                                           $11,329   $11,333
      Due after one year through five years                              --        --
      Due after five years through ten years                          1,900     1,908
      Due after ten years                                            10,800    10,800
                                                                    -------   -------
                                                                    $24,029   $24,041
                                                                    =======   =======

 (4)  PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following (in thousands):

                                                                       NOVEMBER 30,
                                                                     -----------------
                                                                      1997      1996
                                                                     -------   -------
      Computer equipment and software                                $ 5,628   $ 3,375
      Furniture and fixtures                                           2,702     2,459
      Video production equipment                                         954       928
      Leasehold improvements                                           2,386     1,430
                                                                     -------   -------
                                                                      11,670     8,192
      Less accumulated depreciation and
         amortization                                                  5,821     3,621
                                                                     -------   -------
                                                                     $ 5,849   $ 4,571
                                                                     =======   =======

 (5)  NOTES PAYABLE

      During 1996, the Company entered into a $500,000 line of credit with a bank bearing interest at the bank's prime rate plus 0.25% (8.75% as of November 30, 1997). Borrowings are unsecured and the line of credit expires on January 31, 1998. As of November 30, 1997, the Company has no amounts outstanding under the line of credit.

      In July 1995, the Company entered into a credit agreement with a bank for $4,600,000, including a $3,000,000 line of credit, a $1,000,000 equipment line of credit, and a $600,000 term loan to refinance existing debt. The equipment line of credit and term loan expired during 1997. The $3,000,000 line of credit, bearing interest at the bank's prime rate (8.5% as of November 30, 1997), expires on March 31, 1998. Borrowings are secured by all assets of the Company. As of November 30, 1997, the Company has no amounts outstanding under the line of credit.

                        CKS GROUP, INC. AND SUBSIDIARIES

      Notes payable consisted of the following (in thousands):

                                                                  NOVEMBER 30,
                                                               -----------------
                                                                 1997       1996
                                                               ------     ------
$600,000 bank line of credit; prime rate plus 1.0%
   (9.5% as of November 30, 1997); due March 1998              $  500     $   --

Borrowings under term loan; prime rate plus 1.0%
   (9.5% as of November 30, 1997); due March 2002                 260         --

Borrowings under term loan; prime rate plus 1.5%; due
   December 2000                                                   --        163

Borrowings under term loan; prime rate plus 0.75%;
   due July 1997                                                   --         89

Purchase contracts, with interest at 5.7% to 14.0%;
   expiring at various dates through December 1, 2000             240        190

Other                                                             504        493
                                                               ------     ------
                                                                1,504        935
Less current maturities                                           765        433
                                                               ------     ------
                                                               $  739     $  502
                                                               ======     ======

      Future maturities of notes payable are as follows: $765,000 in fiscal 1998; $211,000 in fiscal 1999; $178,000 in fiscal 2000; $125,000 in fiscal
      2001; $104,000 in fiscal 2002; and $121,000 thereafter.


 (6)  RELATED PARTY TRANSACTIONS

      In 1990, M&S redeemed the equity interest of the principal partner. Consideration provided by the redemption agreement included a contingent amount of 50% of the M&S adjusted income (as defined by the redemption agreement), for the years 1991 through 1996, and 33-1/3% of such adjusted income for the years 1997 through 2000. The redemption agreement also provided for specific payout terms should the business be sold in years 1 through 10. As of November 30, 1996, the current portion of liabilities to related parties included $1,804,000 related to this arrangement. This amount was paid during the year ended November 30, 1997.

      M&S reached an agreement with the estate of a deceased partner to redeem all of her partnership shares for $457,000. The redemption agreement provided for an initial $100,000 payment in December 1996 with the balance payable in quarterly installments without interest over four years. The balance was paid fully as of November 30, 1997.

                        CKS GROUP, INC. AND SUBSIDIARIES

 (7)  OPERATING LEASES

      As of November 30, 1997, the Company maintains an executive office and two operating offices in Northern California as well as operating offices in Oregon, New York, Washington D.C., Georgia, North Carolina, Connecticut, Germany, Austria, Switzerland, France and the United Kingdom. The Company generally is responsible for maintaining public liability and property damage insurance on the leased property and also is responsible for certain operating expenses and property taxes. The facilities' leases begin to expire in 1998, but contain renewal options to extend lease terms for up to six years. The Company also leases office equipment under various operating leases, which begin to expire in 1998.

      Total rent expense for facilities and office equipment was approximately $6,443,000, $4,427,000, and $2,935,000 for the years ended November 30,
      1997, 1996, and 1995, respectively.

      Future minimum operating lease payments for facilities and equipment are as follows (in thousands):

              FISCAL YEAR ENDING
                 NOVEMBER 30,
              ------------------
                    1998                                 $ 3,973
                    1999                                   3,506
                    2000                                   2,662
                    2001                                   1,356
                    2002                                     602
                                                         -------
                                                         $12,099
                                                         =======

  (8) STOCKHOLDERS' EQUITY

      Stock Option Plans

      As of November 30, 1997, the Company had five stock option plans, which are described below:

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

             Series B common stock possessed the same rights and privileges as common stock except that each share was entitled to one-tenth the dividend, if declared, on common stock and one-tenth the voting privilege and liquidation preference as a share of common stock. Series B common stock converted automatically on a one-for-one basis into common stock upon the closing of the Company's IPO.

                        CKS GROUP, INC. AND SUBSIDIARIES

             The Plan provides that (i) the exercise price per share of an incentive stock option will be no less than the fair market value of the Company's common stock at the date of grant; (ii) the option exercise price per share for a nonstatutory stock option will be no less than 85% of the fair market value; and (iii) the exercise price of an incentive stock option for an optionee who possesses more than 10% of the total combined voting power of all classes of stock shall be no less than 110% of the fair market value; all as determined by the Company's Board of Directors. Options generally vest 25% after one year and then ratably over 36 months thereafter.

      1995 Stock Plan

             In October 1995, the Company's Board of Directors approved the 1995 Stock Plan. Under the 1995 Stock Plan, options to purchase common stock and rights to purchase common stock may be granted to eligible employees, officers, and consultants of the Company. The Company's Board of Directors, or a committee thereof, has the authority to select the persons to whom awards are granted and determine the terms of each award. The total number of shares reserved for issuance under the 1995 Stock Plan is 2,600,000. Options granted under the 1995 Stock Plan generally vest 25% after one year and ratably over 36 months thereafter and are exercisable for 10 years.

             In November 1996, the Company's Board of Directors authorized the repricing of outstanding options to purchase the Company's common stock with exercise prices in excess of $20.00 per share to reduce their exercise price to $20.00 per share.

      1995 Director Option Plan

             Under the 1995 Directors' Option Plan (the Directors' Option Plan), a total of 100,000 shares are reserved for issuance. The Directors' Option Plan provides that each nonemployee director will be granted an option to purchase 20,000 shares of common stock on the date on which the optionee first becomes a director of the Company. Thereafter each nonemployee director will be granted an option to purchase 5,000 shares of common stock on the first day of each year after adoption of the Directors' Option Plan. Each option becomes exercisable as to 25% of the shares subject to such option on each anniversary of its date of grant and are exercisable for 10 years. The exercise price of all options granted under the Directors' Option Plan will be equal to the fair market value of the Company's common stock on the date of grant.

                        CKS GROUP, INC. AND SUBSIDIARIES

      1996 Supplemental Stock Plan

             In April 1997, the Company's Board of Directors approved the 1996 Supplemental Stock Plan (the 1996 Stock Plan). Under the 1996 Stock Plan, options to purchase common stock may be granted to eligible employees and consultants of the Company. The total number of shares reserved for issuance under the 1996 Stock Plan is 1,000,000. Options granted under the 1996 Stock Plan generally vest 25% after one year and then ratably over 36 months thereafter and are exercisable for 10 years.

      SiteSpecific Option Plan

             In connection with the SiteSpecific merger discussed in Note 2, options granted pursuant to the SiteSpecific Option Plan were assumed by the Company, thereby allowing participants to purchase CKS stock in amounts and at prices adjusted to reflect the exchange ratio of the merger.

      1995 Employee Stock Purchase Plan

             The Company's 1995 Employee Stock Purchase Plan (the Purchase Plan) was approved by the Company's Board of Directors in October 1995 and provides for the purchase of shares of the Company's common stock by eligible employees. A total of 300,000 shares of common stock have been reserved for issuance under the Purchase Plan. Eligible employees may purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation. Shares are purchased on the last day of each purchase period. The price at which stock may be purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the Company's common stock at the beginning of a rolling two-year offering period or the last day of each semiannual purchase period. During fiscal 1997 and 1996, shares totaling 128,549 and 100,708, respectively, were issued under the Purchase Plan at average prices of $13.90 and $14.72 per share, respectively.

      Fair Value Disclosures

      The Company uses the intrinsic value method in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock options. Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                       NOVEMBER 30,
                                                   -------------------
                                                     1997       1996
                                                   -------     -------
      Net income:
         As reported                               $ 7,666     $10,449
         Pro forma                                      73       8,247

      Net income per share:
         As reported                                  0.49        0.72
         Pro forma                                    0.00        0.57

                        CKS GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: 1997 -- zero dividend yield, expected volatility of 80%, risk-free interest rate of 6.18%, and weighted-average expected life of 3.5 years; 1996 -- zero dividend yield, expected volatility of 80%, risk-free interest rate of 6.00%, and weighted-average expected life of 3.5 years.

      The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants: 1997 -- zero dividend yield, expected volatility of 80%, risk-free interest rate of 6.77%, and weighted-average expected life of 1.15 years; 1996 -- zero dividend yield, expected volatility of 80%, risk-free interest rate of 5.33%, and weighted-average expected life of 1.16 years. The weighted-average fair value of purchase rights granted under the Purchase Plan during 1997 and 1996 was $17.31 and $8.45 per share, respectively.

      The effects of applying SFAS No. 123 in this pro form disclosure is not indicative of the effects on reported results for future years. SFAS No. 123 has not been applied to awards prior to 1996 and additional awards in future years are anticipated.

      Stock Option Plan Activity

      Activity related to the Company's fixed stock option plans is as follows:

                                               YEARS ENDED NOVEMBER 30,
                 -------------------------------------------------------------------------------------
                           1997                          1996                           1995
                 --------------------------    ------------------------        -----------------------
                                WEIGHTED-                     WEIGHTED-                     WEIGHTED-
                                 AVERAGE                       AVERAGE                       AVERAGE
                                EXERCISE                      EXERCISE                      EXERCISE
                   SHARES         PRICE          SHARES         PRICE          SHARES         PRICE
                 ---------      ---------      ---------      ---------        ---------    ----------
Outstanding
   at beginning
   of year       1,529,856       $ 13.94         634,216       $   2.30             --         $   --

Granted          1,537,556         25.65       1,949,700          23.65        648,022           2.29
Exercised         (351,412)         8.49         (82,685)          1.24             --             --
Forfeited         (452,812)        19.45        (971,375)         26.91        (13,806)          1.62
                 ---------                     ---------                       -------
Outstanding
   at end
   of year       2,263,188         21.58       1,529,856          13.94        634,216           2.30
                 =========                     =========                       =======

Exercisable
   at year-end     265,628         11.77         211,931           1.65        125,998           0.50
                 =========                     =========                       =======

Weighted-average
   fair value of
   options granted                 15.22                          10.32
   during the year

                        CKS GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      The following table summarizes information about fixed stock options outstanding as of November 30, 1997:

                                 UNEXERCISED
                 ---------------------------------------           EXERCISABLE
                                  WEIGHTED-                   -----------------------
                                   AVERAGE     WEIGHTED-                    WEIGHTED-
   RANGE OF                       REMAINING     AVERAGE                      AVERAGE
   EXERCISE       NUMBER OF      CONTRACTUAL   EXERCISE       NUMBER OF     EXERCISE
    PRICES         SHARES           LIFE        PRICE          SHARES        PRICE
--------------    ---------      -----------   ---------      ---------     ---------
$ 0.50 - $12.56     346,855        7.83 years    $ 4.48         137,749        $ 2.97
 20.00 -  29.75   1,500,326        9.02           22.15         119,129         20.12
 31.00 -  42.00     416,007        9.61           33.78           8,750         36.50
                  ---------                                     -------

 $0.50 - $42.00   2,263,188        8.95           21.58         265,628         11.77
                  =========                                     =======


(9)   INCOME TAXES

      Historical Income Taxes

             The provision for income taxes consisted of the following (in thousands):

                                                    YEARS ENDED NOVEMBER 30,
                                                -------------------------------
                                                  1997        1996        1995
                                                -------     -------     -------
Current:
   Federal                                      $ 1,562     $ 2,328     $ 1,201
   State                                            818         942         340
   Foreign                                          450          --          --
                                                -------     -------     -------
                                                  2,830       3,270       1,541
                                                -------     -------     -------
Deferred:
   Federal                                         (771)       (937)       (374)
   State                                            (85)       (233)       (102)
                                                -------     -------     -------
                                                   (856)     (1,170)       (476)
                                                -------     -------     -------
Charge in lieu of taxes attributable to
   employee stock option plans                    3,343         926          --
                                                -------     -------     -------
                                                $ 5,317     $ 3,026     $ 1,065
                                                =======     =======     =======

                        CKS GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


               The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                              NOVEMBER 30,
                                                         -----------------------
                                                           1997          1996
                                                         --------      --------
Deferred tax assets:
   Accounts receivable allowances                        $    533      $    327
   Depreciation                                               230           314
   Federal benefit of state taxes                              --           266
   Basis of assets for tax purposes in excess
     of book for taxable pooling                           10,280            --
   Deferred compensation                                      206           657
   Benefit and other accruals                                 256           231
   Other                                                      313           163
                                                         --------      --------
         Total deferred tax assets                         11,818         1,958
                                                         --------      --------
Deferred tax liabilities:
   Change from cash to accrual method of
     accounting for income tax purposes                      (278)         (620)
                                                         --------      --------
         Total deferred tax liabilities                      (278)         (620)
                                                         --------      --------
         Net deferred tax assets                         $ 11,540      $  1,338
                                                         ========      ========


      The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                    YEARS ENDED NOVEMBER 30,
                                                 -------------------------------
                                                  1997         1996        1995
                                                 ------       ------      ------
Federal tax statutory rate                        35.0%        35.0%       34.0%
Partnership benefit                               (2.4)       (12.7)      (22.0)
State income taxes, net of federal benefit         6.6          3.8         3.5
Tax exempt income                                 (3.1)        (3.6)         --
Merger costs                                       2.3           --          --
Other                                              2.7           --          --
                                                ------       ------      ------
                                                  41.1%        22.5%       15.5%
                                                ======       ======      ======


      The Company has net operating loss carryforwards for federal income tax purposes of approximately $750,000, which expire beginning in 2010 through 2012.

                        CKS GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


        Unaudited Pro Forma Income Taxes

The pro forma provision for income taxes reflects the income tax expense that would have been reported if M&S (a partnership for income tax reporting purposes) had been a C corporation for each of the years in the three-year period ended November 30, 1997. The components of pro forma income taxes are as follows (in thousands):

                                                 YEARS ENDED NOVEMBER 30,
                                            -----------------------------------
                                              1997          1996          1995
                                            -------       -------       -------
Current:
   Federal                                  $ 1,771       $ 4,008       $ 2,612
   State                                        927         1,344           687
   Foreign                                      450            --            --
                                            -------       -------       -------
         Total current                        3,148         5,352         3,299
                                            -------       -------       -------
Deferred:
   Federal                                     (771)         (937)         (374)
   State                                        (85)         (233)         (102)
                                            -------       -------       -------
         Total deferred                        (856)       (1,170)         (476)
                                            -------       -------       -------
Charge in lieu of taxes
   attributable to employee
   stock option plans                         3,343           926            --
                                            -------       -------       -------
         Total pro forma
           provision for income
           taxes                            $ 5,635       $ 5,108       $ 2,823
                                            =======       =======       =======


      The Company's pro forma effective rate differs from statutory federal income tax rate as follows:

                                                  YEARS ENDED NOVEMBER 30,
                                            -----------------------------------
                                              1997          1996          1995
                                            -------       -------       -------
Federal tax statutory rate                     35.0%         35.0%         34.0%
State tax expenses, net of
   federal benefit                              7.1           6.4           5.7
Tax exempt income                              (3.1)         (3.6)           --
Merger costs                                    2.3            --            --
Other                                           2.1           0.1           1.4
                                            -------       -------       -------
Pro forma income tax expense                   43.4%         37.9%         41.1%
                                            =======       =======       =======

                        CKS GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      On an unaudited pro forma basis, the tax effects of temporary differences that give rise to the significant portions of the unaudited pro forma deferred tax assets and liabilities do not differ significantly from the historical amounts presented above as of November 30, 1997 and 1996. Because the merger with M&S was a taxable transaction, during the first quarter of fiscal 1997, CKS recorded a deferred tax asset and an increase in stockholders' equity of approximately $9,346,000 for the difference between the financial statement and tax carrying amounts of M&S's net assets upon the closing of the transaction.


(10)  SIGNIFICANT CUSTOMERS

      During the years ended November 30, 1997 and 1996, professional fees from an automotive manufacturer amounted to approximately $19,442,000 and $12,429,000, respectively, representing approximately 15% and 14%, respectively, of total revenues. During the year ended November 30, 1995, professional fees from a cruise ship operator, the automotive manufacturer, and a major telecommunications company amounted to approximately $7,608,000, $8,222,000, and $6,730,000, respectively, representing approximately 13%, 14%, and 12%, respectively, of total revenues.

      The cruise ship operator owed the Company a total of approximately $6,036,000 and $6,741,000 as of November 30, 1997 and 1996, respectively.
      The automotive manufacturer owed the Company approximately $15,344,000 as of November 30, 1997.

                        CKS GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(11)    SUMMARY OF QUARTERLY RESULTS OF OPERATIONS -- UNAUDITED

                                                            THREE MONTHS ENDED
                                           -------------------------------------------------------
                                           MARCH 2,        JUNE 1,      AUGUST 31,    NOVEMBER 30,
                                             1997           1997          1997           1997
                                           -------         -------      ----------    ------------
Revenues                                   $24,319         $35,911        $39,750       $33,622
Operating expenses:
   Direct salaries and related expenses      7,110           8,345          8,870        10,389
   Other direct operating expenses           9,157          14,886         17,122        14,010
   General and administrative expenses       5,619           8,039          8,390         7,779
   Merger costs                              1,593              --            859            --
                                           -------         -------        -------       -------
       Total operating expenses             23,479          31,270         35,241        32,178
                                           -------         -------        -------       -------
Operating income                               840           4,641          4,509       $ 1,444
Other income, net                              523             267            198           561
                                           -------         -------        -------       -------
       Income before income taxes            1,363           4,908          4,707         2,005

Income taxes                                   174           2,026          2,327           790
                                           -------         -------        -------       -------
        Net income                         $ 1,189         $ 2,882        $ 2,380       $ 1,215
                                           =======         =======        =======       =======

Unaudited pro forma net income and per share data:

   Income before income taxes, as reported $ 1,363         $ 4,908        $ 4,707       $ 2,005
   Pro forma income taxes                      492           2,026          2,327           790
                                           -------         -------        -------       -------
   Pro forma net income                    $   871         $ 2,882        $ 2,380       $ 1,215
                                           =======         =======        =======       =======
   Pro forma net income per share          $  0.06         $  0.19        $  0.15       $  0.07
                                           =======         =======        =======       =======
   Shares used in per share computation     15,123          15,164         15,633        16,441
                                           =======         =======        =======       =======


                                                            THREE MONTHS ENDED
                                         ---------------------------------------------------------
                                         FEBRUARY 29,      MAY 31,     AUGUST 31,    NOVEMBER 30,
                                             1996           1996          1996           1996
                                         ------------      -------     -----------   ------------
Revenues                                   $14,086         $23,244       $24,682        $26,236
Operating expenses:
   Direct salaries and related expenses      4,400           5,349         6,009          7,204
   Other direct operating expenses           5,395          10,525        10,922          9,513
   General and administrative expenses       3,048           4,147         4,605          5,770
                                           -------         -------       -------        -------
        Total operating expenses            12,483           20,021        21,536         22,487
                                           -------         -------       -------        -------
Operating income                             1,243           3,223         3,146        $ 3,749
Other income, net                              338             582           445            749
                                           -------         -------       -------        -------
        Income before income taxes           1,581           3,805         3,591          4,498
Income taxes                                   349             886           819            972
                                           -------         -------       -------        -------
        Net income                         $ 1,232         $ 2,919       $ 2,772        $ 3,526
                                           =======         =======       =======        =======
Unaudited pro forma net income and per share data:
   Income before income taxes, as reported $ 1,581         $ 3,805       $ 3,591        $ 4,498
   Pro forma income taxes                      595           1,451         1,366          1,696
                                           -------         -------       -------        -------
   Pro forma net income                    $   986         $ 2,354       $ 2,225        $ 2,802
                                           =======         =======       =======        =======
   Pro forma net income per share          $  0.07         $  0.16       $  0.15        $  0.19
                                           =======         =======       =======        =======
   Shares used in per share computation     14,040          14,459        14,569         14,715
                                           =======         =======       =======        =======

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholders
CKS Group, Inc.:

Under date of December 15, 1997, we reported on the consolidated balance sheets of CKS Group, Inc. and subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1997, which report appears in the November 30, 1997 annual report on Form 10-K of CKS Group, Inc. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule included herein. This financial statement schedule is the responsibility of CKS Group, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinon, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        /s/ KPMG PEAT MARWICK LLP


San Jose, California
December 15, 1997

                                   SCHEDULE II
                         CKS GROUP INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                           (ALL AMOUNTS IN THOUSANDS)

                                               BALANCE AT  CHARGED TO              BALANCE AT
                                               BEGINNING   COSTS AND                 END OF
            ACCOUNT DESCRIPTION                OF PERIOD    EXPENSES   DEDUCTIONS    PERIOD
---------------------------------------------  ----------  ----------  ----------  ----------
   Year ended November 30, 1995

       Allowance for doubtful accounts.......    $  84       $   869     $  (85)     $   868

   Year ended November 30, 1996

       Allowance for doubtful accounts.......    $ 868       $   743     $ (819)     $   792

   Year ended November 30, 1997

       Allowance for doubtful accounts.......    $ 792       $ 1,258     $ (608)     $ 1,442

                                 CKS GROUP, INC.

            FORM 10-K REPORT FOR FISCAL YEAR ENDED NOVEMBER 30, 1997

                                INDEX TO EXHIBITS

EXHIBIT                                                                      SEQUENTIAL
NUMBER                     EXHIBIT TITLE                                       NUMBER
-------    ---------------------------------------------------------------   ----------
  3.1(1)   Certificate of Incorporation of the Registrant.
  3.2(1)   Bylaws of the Registrant.
 10.1(1)   Form of Indemnification Agreement entered into between
           Registrant and its officers and directors.
 10.2(1)   The Registrant's 1995 Series B Common Stock Plan, as amended.
 10.3(1)   The Registrant's 1995 Stock Plan.
 10.4(1)   The Registrant's 1995 Employee Stock Purchase Plan.
 10.5(1)   The Registrant's 1995 Director Stock Option Plan.
 10.6(1)   Amended and Restated Purchase Agreement dated as of
           October 17, 1996 by and among the Registrant, The Interpublic
           Group of Companies, Inc. and certain stockholders of the
           Registrant.
 10.7(1)   Shareholder Rights Agreement dated as of January 13, 1995 by and among the Registrant, The Interpublic Group of Companies, Inc.
           and certain stockholders of the Registrant.
 10.8(1)   Lease Agreement dated as of March 8, 1995 between Registrant and
           Devcon Associates XVI for Registrant's headquarters facility at
           10441 Bandley, Cupertino, CA.
 10.9(2)   Lease Agreement dated June 11, 1996 between Registrant and
           Devcon Associates XVI for Registrant's facility at 10381
           Bandley, Cupertino, CA.
 10.10(2)  Industrial Lease Agreement dated March 27, 1995 between CKS
           Partners, Inc. and Lazaneo Partners, L.P. for Registrant's
           facility located at 10260 Bandley, Cupertino, CA.
 10.11(2)  Industrial Lease Agreement dated November 16, 1995 between CKS
           Partners, Inc. and The Leonard Company for Registrant's facility located at 20615 Lazaneo Drive, Cupertino, CA.
 10.12(2)  Office Lease Agreement dated February 29, 1996, between
           Registrant and Shorenstein Realty Investors, L.P. for
           Registrant's facility located at 345 Spear Street, San
           Francisco, CA.
 10.13(1)  Exchange Agreement, dated as of December 1, 1994 among
           Registrant and certain stockholders of CKS Partners, Inc., CKS
           Pictures, Inc. and CKS Interactive, Inc.
 10.14(1)  Stock Purchase Agreement among the Registrant, The Interpublic
           Group of Companies, Inc. and certain stockholders of the
           Registrant dated October 16, 1995.
 10.15(1)  Letter agreement dated October 14, 1995 between the Registrant and The Interpublic Group of Companies, Inc. ("IPG") regarding
           Shelf Registration Statement to be filed to enable IPG to sell shares of Common Stock of Registrant.
 10.16(3)* Agreement and Plan of Reorganization, dated as of June 7,
           1996, by and among Registrant, Schell/Mullaney, Inc., a New
           York corporation, Michael Schell, Brian Mullaney and First
           Interstate Bank of California.

EXHIBIT                                                                      SEQUENTIAL
NUMBER                     EXHIBIT TITLE                                       NUMBER
-------    ---------------------------------------------------------------   ----------
 10.17(4)  Asset Purchase Agreement, dated as of October 4, 1996, by and among Registrant, Donovan & Green, Inc., a New York corporation
           ("Donovan & Green"), DG Acquisition, Inc., a Delaware
           corporation ("Sub"), Nancye L. Green and Michael
           Donovan.
 10.18(4)  Amendment No. 1 to Asset Purchase Agreement, dated
           December 30, 1996, by and among Registrant, Donovan & Green,
           Sub, Nancye L. Green and Michael Donovan.
 10.19(5)  Acquisition Agreement dated January 31, 1996, by and among
           Registrant, Raleigh Acquisition, Inc., a Delaware Corporation,
           the current and former partners of McKinney & Silver, a North
           Carolina partnership, Robert C. Doherty, Donald D. Maurer and
           Chemical Trust Company of California.
 10.20(6)  Share Acquisition Agreement, dated as of January 8, 1997, by and among Registrant, EPG Elektronische Publikationen GmbH
           ("EPG"), Ria 96 Vermogensverwaltungs GmbH ("Sub") and the
           shareholders of EPG.
 10.21(6)  Amendment No. 1 to Share Acquisition Agreement, dated
           March 10, 1997, by and among Registrant, EPG, Sub and the
           shareholders of EPG.
 10.22     Employment Agreement dated February 1, 1997 between Registrant and Robert T.Clarkson.
 10.23     Employment Agreement dated September 25,1997 between
           Registrant and Carlton H. Baab
 10.24     Employment Agreement dated November 28, 1997 between Registrant and Richard Villante.
 10.25     The Company's 1997 Employee Stock Purchase Plan
 11.1      Statement Regarding Computation of Earnings Per Share.
 23.1      Consent of KPMG Peat Marwick LLP, independent auditors.
 23.2      Consent of Ernst & Young LLP, independent auditors
 27.1      Financial Data Schedule

----------
 (1) Previously filed as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-98312), filed with Securities Exchange Commission on October 19, 1995.
 (2)    Previously  filed as an exhibit to  Registrant's  annual report on
        Form 10-K for the fiscal year ended November 30, 1996.
 (3) Previously filed as an exhibit to Registrant's report on Form 8-K dated June 7, 1996.
 (4)    Previously filed as exhibits to Registrant's report on
        Form 8-K dated January 3, 1997.
 (5) Previously filed as exhibit to Registrant's report on Form 8-K dated January 31, 1997.
 (6) Previously filed as exhibit to Registrant's report on Form 8-K dated March 10, 1997.
 (*)    Confidential treatment requested.