Form 10-Q
period 1998-03-01
CKS GROUP INC
filed 1998-04-15
CIK 1002518

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 1, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _________ TO __________.

        COMMISSION FILE NUMBER:  0-27090

                                 CKS GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Delaware                                                             77-0385435
---------------------------------                                        --------------------------
(State or other jurisdiction of                                               (I.R.S. Employer
  incorporation or organization)                                             Identification No.)

       10441 Bandley Drive
       Cupertino, CA 95014                     (408) 366-5100                       95014
---------------------------------    --------------------------------    --------------------------
      (Address of principal            (Registrant's telephone number,           (Zip Code)
       executive offices)                    including are code)

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

                                YES [X]  NO [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                           OUTSTANDING AT
                         CLASS                             MARCH 1, 1998
                         -----                             -------------
             Common Stock - $0.001 par value                15,215,008

================================================================================

                        CKS GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                PAGE NO.
                                                                                             --------
        ITEM 1.FINANCIAL STATEMENTS:

        Condensed Consolidated Balance Sheets as of March 1, 1998 and November 30, 1997.....   3

        Condensed Consolidated Statements of Income - Three months ended March 1, 1998
           and March 2, 1997................................................................   4

        Condensed Consolidated Statements of Cash Flows - Three months ended March 1,
           1998 and March 2, 1997...........................................................   5

        Notes to Condensed Consolidated Financial Statements................................   6

        ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS....................................................................   8

PART II.   OTHER INFORMATION

        ITEM 1.LEGAL PROCEEDINGS...........................................................   15

        ITEM 2.CHANGES IN SECURITIES.......................................................   15

        ITEM 3.DEFAULTS UPON SENIOR SECURITIES.............................................   15

        ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.......................   15

        ITEM 5.OTHER INFORMATION...........................................................   15

        ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K............................................   15

SIGNATURES.................................................................................   16

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        CKS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          MARCH 1, 1998      NOVEMBER 30, 1997
                                                                          -------------      -----------------
                                                                           (Unaudited)
                                     ASSETS
 Current assets:
    Cash and cash equivalents                                               $   18,269           $   18,223
    Marketable securities                                                       22,284               24,041
    Accounts receivable, net of allowances of $1,713
       and $1,442 at March 1, 1998 and November 30,
       1997, respectively                                                       36,038               50,049
    Fees and expenditures in excess of billings                                  6,762                4,594
    Prepaid expenses and other current assets                                    1,938                1,949
    Deferred income taxes                                                        1,500                1,400
                                                                            ----------           ----------
          Total current assets                                                  86,791              100,256
 Property and equipment, net                                                     5,574                5,849
 Deferred income taxes                                                          10,218               10,140
 Goodwill and other assets                                                      33,423               30,228
                                                                            ----------           ----------
             Total assets                                                   $  136,006           $  146,473
                                                                            ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                        $   22,664           $   38,161
    Accrued expenses                                                             6,528                7,515
    Billings in excess of fees and expenditures                                  2,614                2,417
    Liabilities to related parties                                               4,025                2,284
    Current portion of notes payable and capital lease
       obligations                                                                 709                  765
    Income taxes payable                                                            37                   --
                                                                            ----------           ----------
          Total current liabilities                                             36,577               51,142
 Notes payable and capital lease obligations, less
    current portion                                                                774                  739
                                                                            ----------           ----------
          Total liabilities                                                     37,351               51,881
                                                                            ----------           ----------
 Stockholders' equity:
    Preferred stock; $.001 par value; 5,000,000 shares authorized;
       none issued and outstanding                                                  --                   --
    Common stock; $.001 par value; 30,000,000 shares authorized:
       15,215,000 and 14,865,000 issued and outstanding at March 1,
       1998 and November 30, 1997, respectively                                     15                   15
    Additional paid-in capital                                                  83,238               80,103
    Unrealized gain (loss) on marketable securities                                (46)                  12
    Notes receivable from stockholders                                            (198)                (198)
    Cumulative translation adjustment                                             (181)                 (62)
    Retained earnings                                                           15,827               14,722
                                                                            ----------           ----------
          Total stockholders' equity                                            98,655               94,592
                                                                            ----------           ----------
             Total liabilities and stockholders' equity                     $  136,006           $  146,473
                                                                            ==========           ==========

                        CKS GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                              -------------------------
                                                               MARCH 1,        MARCH 2,
                                                                1998            1997
                                                              --------        --------
                                                                    (Unaudited)
Revenues                                                      $ 32,190        $ 24,319
                                                              --------        --------

Operating expenses:
   Direct salaries and related expenses                         10,125           7,110
   Other direct operating expenses                              12,883           9,157
   General and administrative expenses                           7,810           5,619
   Merger costs                                                     --           1,593
                                                              --------        --------
      Total operating expenses                                  30,818          23,479
                                                              --------        --------

Operating income                                                 1,372             840
Other income, net                                                  437             523
                                                              --------        --------
Income before income taxes                                       1,809           1,363

Income taxes                                                       704             174
                                                              --------        --------
Net income                                                    $  1,105        $  1,189
                                                              ========        ========

Pro forma net income and per share data: (1)

Income before income taxes, as reported                                       $  1,363
Pro forma income taxes                                                             492
                                                                              --------
Pro forma net income                                                          $    871
                                                                              ========
Basic net income per share                                    $   0.07
                                                              ========
Pro forma basic net income per share                                          $   0.06
                                                                              ========
Shares used in basic per share computation                      15,311          14,112
                                                              ========        ========
Diluted net income per share                                  $   0.07
                                                              ========
Pro forma diluted net income per share                                        $   0.06
                                                                              ========
Shares used in diluted per share computation                    16,001          15,215
                                                              ========        ========

(1) Pro forma net income gives effect to pooling-of-interests combinations between the Company, McKinney & Silver ("M&S") and SiteSpecific, Inc. ("SiteSpecific") during fiscal 1997. M&S was a general partnership and, as a result, M&S's historical results of operations prior to acquisition by the Company, which have been included with the Company's under the pooling-of-interests method, do not include a provision for income taxes. Pro forma net income and net income per share data include a tax provision as if M&S had been a taxable "C" corporation for all periods.

                        CKS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                         ------------------------------
                                                                         MARCH 1, 1998    MARCH 2, 1997
                                                                         -------------    -------------
                                                                                 (Unaudited)
Cash flows from operating activities:
   Net income                                                              $  1,105         $  1,189
      Adjustments to reconcile net income to net cash used
      in operating activities:
      Deferred taxes                                                           (178)            (200)
      Compensation related to stock options                                      32               44
      Tax benefit from disqualifying dispositions                               404              909
      Depreciation and amortization                                           1,003              625
      Loss on disposition of property due to acquisition                         --              227
      Changes in operating assets and liabilities:
         Accounts receivable                                                 13,892            3,021
         Fees and expenditures in excess of billings                         (2,168)            (807)
         Prepaid expenses and other current assets                               11           (1,212)
         Accounts payable                                                   (15,497)          (6,024)
         Accrued expenses                                                    (1,091)          (1,050)
         Billings in excess of fees and expenditures                            197            1,689
         Income taxes payable                                                    37             (190)
                                                                           --------         --------
                     Net cash used in operating activities                   (2,253)          (1,779)
                                                                           --------         --------

Cash flows from investing activities:
   Purchases of property and equipment                                         (244)            (398)
   Purchases of marketable securities                                        (7,482)          (4,327)
   Sale of marketable securities                                              9,193           13,007
   Businesses acquired, net of cash received                                     --           (4,927)
   Other assets                                                                  38             (126)
                                                                           --------         --------
                     Net cash provided by investing activities                1,505            3,229
                                                                           --------         --------

Cash flows from financing activities:
   Net borrowings (repayments) on line of credit and note
   payable                                                                      (21)               7
   Proceeds from sale of common stock                                           815            1,288
   Liabilities to related parties                                                --           (2,550)
                                                                           --------         --------
                     Net cash provided by (used in)
                         financing activities                                   794           (1,255)
                                                                           --------         --------
Net change in cash and cash equivalents                                          46              195
Change in subsidiaries' fiscal year ends                                         --           (4,259)
Cash and cash equivalents, beginning of period                               18,223           19,385
                                                                           --------         --------
Cash and cash equivalents, end of period                                   $ 18,269         $ 15,321
                                                                           ========         ========

Supplementary disclosure of cash paid during the period:
    Cash paid:
         Interest                                                          $     26         $     22
                                                                           ========         ========
         Income taxes                                                      $     16         $    402
                                                                           ========         ========
    Noncash investing and financing activities:
         Businesses acquired for payable to related parties                $  1,788         $  3,385
                                                                           ========         ========
         Businesses acquired for common stock                              $  1,884         $  1,611
                                                                           ========         ========
         Deferred tax asset recorded in connection with
            taxable pooling of interests                                   $     --         $  9,346
                                                                           ========         ========

                        CKS GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements and related notes to condensed consolidated financial statements include the accounts of CKS Group, Inc. (the "Company" or "CKS Group") and its wholly-owned subsidiaries. Companies acquired in business combinations accounted for under the purchase method have been included from their respective acquisition dates. The condensed consolidated financial statements also give retroactive effect to the acquisition of McKinney & Silver ("M&S") and SiteSpecific, Inc. ("SiteSpecific") in business combinations accounted for under the pooling-of-interests method for all periods presented. Results of operations for the quarter ended March 1, 1998, and March 2, 1997, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997. The results of operations for the quarter ended March 1, 1998, are not necessarily indicative of the results expected for any subsequent quarter or for the entire fiscal year ending November 29, 1998.

2.      PRO FORMA NET INCOME AND PRO FORMA NET INCOME PER SHARE

        Pro forma net income gives effect to the pooling-of-interests combinations between the Company and M&S and the Company and SiteSpecific during fiscal 1997. M&S was a general partnership and, as a result, M&S's historical results of operations prior to the acquisition by the Company, which have been included with the Company's under the pooling-of-interests method, do not include a provision for income taxes. Pro forma net income and net income per share data include a tax provision as if M&S had been a taxable "C" corporation for all periods.

        On December 1, 1997, The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for options and warrants after giving effect to contingently issuable shares under acquisition agreements. The Company has restated net income per share for all periods presented in accordance with SFAS No. 128.

        Reconciliation of basic and diluted net income per share and pro forma net income per share (in thousands, except per share data):

                                           THREE MONTHS ENDED MARCH 1, 1998           THREE MONTHS ENDED MARCH 2, 1997
                                         -------------------------------------    --------------------------------------
                                                                                      PRO                          PRO
                                                                                     FORMA                        FORMA
                                         NET INCOME      SHARES         EPS        NET INCOME      SHARES          EPS
                                         ----------     --------      --------    -----------     --------      --------
Basic net income per share                $  1,105        15,311      $   0.07      $    871        14,112      $   0.06
Effect of dilutive shares:
  Common equivalent shares                      --           273            --            --           834            --
  Contingent shares                             --           417            --            --           269            --
                                          --------      --------      --------      --------      --------      --------
Diluted net income per share              $  1,105        16,001      $   0.07      $    871        15,215      $   0.06
                                          ========      ========      ========      ========      ========      ========

3.      BUSINESS COMBINATIONS

Donovan & Green, Inc.

On January 3, 1997, the Company acquired the assets and assumed substantially all the liabilities of Donovan & Green, Inc. ("D&G"), and its results of operations have been included in the Company's consolidated financial statements from that date. The purchase agreement provided for initial payments to D&G of $5.1 million. The Company also made a guaranteed payment to D&G consisting of $3.3 million in cash and Common Stock on April 18, 1997. In addition, D&G will receive additional guaranteed payments totaling $1.5 million in cash and Common Stock over the next two fiscal years. D&G will also have the right to receive additional payments if the subsidiary attains certain earnings goals during fiscal years 1998, 1999 and 2000. The acquisition was accounted for as a purchase, and, as a result, the Company recorded goodwill of approximately $8.3 million. In the event additional contingent consideration is paid to D&G, it will be recorded as additional purchase price. Pro forma financial information giving effect to the acquisition of the assets and certain liabilities of D&G has not been presented because such pro forma results would not have differed materially from the Company's actual results.

CKS Holding (Deutschland) GmbH

        On March 10, 1997, the Company acquired all the capital stock of CKS Holding (Deutschland) GmbH (formerly Elektronische Publikationen GmbH), a German corporation ("CKS GmbH"), and its results of operations have been included in the Company's consolidated financial statements from that date. In consideration for the sale of their shares in CKS GmbH, the former shareholders of CKS GmbH received $5.9 million in cash and Common Stock of CKS Group. Also under the purchase agreement, the Company is required to make a guaranteed payment with a value of $0.7 million in cash and Common Stock of CKS Group in fiscal 1998. In addition, the former shareholders of CKS GmbH have the right to receive up to an additional $10.0 million in cash and additional shares of Common Stock during fiscal 1998, 1999 and 2000 upon attainment of certain financial performance goals by CKS GmbH. The acquisition of the capital stock of CKS GmbH was treated as a purchase and, as a result, the Company initially recorded goodwill of approximately $5.6 million. In the event additional contingent consideration is paid to the former shareholders of CKS GmbH, it will be recorded as additional purchase price.

        The following summary, prepared on a pro forma basis, combines the Company's consolidated results of operations for the three month period ended March 2, 1997 with CKS GmbH's results of operation for the three month period ended March 31, 1997, as if CKS GmbH had been acquired as of the beginning of the period presented (in thousands, except per share data):

                                                                     THREE MONTHS
                                                                         ENDED
                                                                     MARCH 2, 1997
                                                                     -------------
Revenues ........................................................       $ 26,765
Net income ......................................................       $    812

Basic net income per share ......................................       $   0.06
Shares used in basic per share computation ......................         14,199

Diluted net income per share ....................................       $   0.05
Shares used in diluted per share computation ....................         15,302

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Gormley & Partners, Inc.

        On March 12, 1997, the Company acquired certain assets of Gormley & Partners, Inc. ("Gormley"), a Connecticut corporation, and its results of operations have been included in the Company's consolidated financial statements from that date. The purchase agreement provided for an initial payment of approximately $3.2 million in cash and 40,206 shares of CKS Group Common Stock to Gormley and an additional $1.5 million in cash and CKS Group Common Stock payable during fiscal 1998. In addition, Gormley will be entitled to receive additional payments if it attains certain earnings goals over the next three fiscal years. The acquisition was accounted for as a purchase and, as a result, the Company initially recorded goodwill of approximately $5.8 million. In the event additional contingent consideration is paid to Gormley, it will be recorded as additional purchase price. Pro forma financial information giving effect to the acquisition of the certain assets of Gormley has not been presented because such pro forma results would not have differed materially from the Company's actual results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This section contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of a number of factors, including those set forth under "Factors Affecting Operating Results And Market Price Of Stock." Readers are also encouraged to refer to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 for further discussion of the Company's business and the risks and opportunities attendant thereto.

INTRODUCTION

        In reviewing the Company's consolidated financial statements and the discussion of the Consolidated Results of Operations that appears below, the following should be taken into consideration. During fiscal 1997, the Company acquired M&S and SiteSpecific in business combinations accounted for under the pooling-of-interests method of accounting. Prior to acquisition by the Company, M&S and SiteSpecific prepared their financial statements on a calendar year basis. Under generally accepted accounting principles ("GAAP"), after the Company acquired M&S and SiteSpecific, the Company restated its financial results to include the financial results of M&S and SiteSpecific for all periods presented.


CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 1, 1998 AND MARCH 2, 1997

Revenues

        The Company generates a significant portion of its revenues through project fees on a fixed fee for service basis and contract based retainer fees. Revenues increased to $32.2 million in the quarter ended March 1, 1998 from $24.3 million in the first quarter of fiscal 1997, representing an increase of approximately 32.4%. This increase in revenues was due to an increase in the number and value of projects undertaken for existing clients of the Company, the establishment of new client relationships, and the inclusion of D&G, CKS GmbH and Gormley revenues in the Company's consolidated results for the quarter ended March 2, 1998. Revenues from new media projects increased to $7.9 million in the quarter ended March 1, 1998 from $6.6 million in the same quarter of fiscal 1997, representing an increase of approximately 19%. New media revenues represented approximately 25% of revenues for the quarter ended March 1, 1998, compared to approximately 27% for the quarter ended March 2, 1997 (after giving effect to the restatement to include the operating results of M&S and SiteSpecific). In the Company's quarterly report on Form 10-Q for the quarter ended March 2, 1997, the Company reported that revenues from new media projects were approximately 25% of total revenues for the quarter ended March 2, 1997, without giving effect to the restatement to include SiteSpecific. SiteSpecific historically had only new media revenues, so the effect of the restatement to include the operating results of SiteSpecific was to increase new media revenues as a percentage of total revenues for the quarter ended March 2, 1997 from approximately 25% to approximately 27%.

Direct Salaries and Related Expenses

        Direct salaries and related expenses consist primarily of wages for regular and temporary employees, as well as incentive bonus payments and benefits for regular employees. The Company's direct salaries and related expenses increased approximately 42.4% to $10.1 million in the quarter ended March 1, 1998 from $7.1 million during the same quarter of fiscal 1997, representing 31.5% and 29.2% of revenues in the first quarter of fiscal 1998 and fiscal 1997, respectively. The increase in absolute dollars was primarily attributable to an increase in salaries and related expenses necessary to support the Company's growth. The increase in these expenses as a percentage of revenues reflects an increase in the number of temporary workers during the period ending March 1, 1998, necessary to support the higher level of revenues.

Other Direct Operating Expenses

        Other direct operating expenses include materials, contract freelance talent (independent consultants and contractors), facilities and equipment expenses necessary to provide services to the Company's clients. Other direct operating expenses increased approximately 40.7% to $12.9 million in the quarter ended March 1, 1998, from $9.2 million in the same quarter of fiscal 1997, representing 40.0% and 37.7% of revenues in the first quarter of fiscal 1998 and fiscal 1997, respectively. The increase in absolute dollars was primarily attributable to increases in freelance and facilities costs necessary to support the higher level of revenues. The increase in other direct operating expenses as a percentage of revenues reflects an increase in freelance and facilities costs, partially offset by a reduction in production costs.

General and Administrative Expenses

        General and administrative expenses include headquarters expenses, insurance, personnel costs for finance and administration, accounting and legal fees, bad debt expense, management information systems expenses, and employee benefits. General and administrative expenses increased approximately 39.0% to $7.8 million in the quarter ended March 1, 1998 from $5.6 million in the same quarter of fiscal 1997, representing 24.3% and 23.1% of revenues in the first quarter of fiscal 1998 and fiscal 1997, respectively. This period over period increase in absolute dollars was primarily attributable to increases in facilities costs, administrative expenses, general and administrative payroll, and goodwill amortization related to the Company's acquisitions. The first quarter of fiscal 1998 includes three months of general and administrative expenses for D&G, CKS GmbH and Gormley, subsidiaries that were acquired during or after the first quarter of fiscal 1997, as well as goodwill amortization related to the acquisition of these companies. The increase in these expenses as a percentage of revenues reflects an increase in facilities costs, administrative expenses and goodwill amortization, partially offset by a reduction in general and administrative payroll.

Merger Costs

        In connection with the acquisition of M&S, the Company recorded a nonrecurring charge for transaction related costs of approximately $1.6 million for the three month period ended March 2, 1997. The costs consisted primarily of investment banking, accounting, consulting and legal fees, financial printing and other related costs.

Other Income, Net

        Other income, net consists primarily of interest earned on the Company's holdings in cash, cash equivalents and marketable securities, offset by interest expense incurred due to the amortization of imputed interest on guaranteed cash payments related to subsidiary acquisitions and interest expense related to debt recorded by the subsidiaries. Other income, net decreased to approximately $0.4 million in the quarter ended March 1, 1998, from $0.5 million in the quarter ended March 2, 1997. The decrease is primarily attributable to an increase in interest expense related to the amortization of imputed interest and interest expense related to debt held by subsidiaries.

Pro Forma Consolidated Financial Data (Unaudited)

The following summary of pro forma consolidated statements of income data gives effect to the pooling-of-interests business combinations between the Company, M&S and SiteSpecific. The data excludes approximately $1.6 million in nonrecurring charges for merger costs recorded by the Company during the three months ended March 2, 1997 and includes a tax provision as if M&S has been a taxable C corporation for all periods.

                                                           THREE MONTHS ENDED
                                                        ----------------------
                                                         MARCH 1,      MARCH 2,
                                                          1998          1997
                                                        -------        -------
                                                              (IN THOUSANDS,
                                                         EXCEPT PER SHARE DATA)

Revenues .........................................        $32,190        $24,319
Net income .......................................        $ 1,105        $ 1,866

Pro forma basic net income per share .............        $  0.07        $  0.13
Shares used in basic per share computation .......         15,311         14,112

Pro forma diluted net income per share ...........        $  0.07        $  0.12
Shares used in diluted per share computation .....         16,001         15,215

Income Taxes

        Combined actual federal and state income tax rates were 38.9% in the quarter ended March 1, 1998 and 12.8% in the quarter ended March 2, 1997. These rates do not include a provision for income taxes for M&S prior to January 31, 1997, which was a general partnership prior to its acquisition by CKS Group. Combined pro forma federal and state income tax rates were 38.9% in the quarter ended March 1, 1998 and 36.1% in the first quarter of 1997. Pro forma tax rates include a tax provision to reflect M&S income as if M&S had been a taxable "C" corporation for all periods presented. The effective tax rate was higher during the three month period ended March 1, 1998, primarily due to an increase in profitability in higher tax rate jurisdictions and the decrease of tax exempt interest as a percentage of total revenues.


LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations and investments in property and equipment through cash generated from operations, bank borrowing, equity financing and capital lease financing arrangements. At March 1, 1998, the Company owed approximately $1.5 million in bank borrowings and capital lease financing arrangements.

        Cash, cash equivalents and marketable securities, consisting primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $40.6 million and $42.3 million at March 1, 1998 and November 30, 1997, respectively. The decrease in cash, cash equivalents and marketable securities during this period was primarily due to approximately $2.3 million used in operations and approximately $0.2 million used for capital expenditures, partially offset by $0.8 million in proceeds from the issuance of common stock.

        Net cash used for operating activities was approximately $2.3 million in the quarter ended March 1, 1998, reflecting a $4.6 million use of cash to fund working capital fluctuations, partially offset by $1.1 million in net income and a $0.4 million tax benefit from disqualifying dispositions.

        Net cash provided by investing activities was approximately $1.5 million in the quarter ended March 1, 1998, and included approximately $1.7 million in net proceeds from the sale of marketable securities, of which approximately $0.2 million was used for capital expenditures.

        Net cash provided for financing activities was approximately $0.8 million in the quarter ended March 1, 1998, reflecting $0.8 million in proceeds from the sale of Common Stock through the Company's Employee Stock Purchase Plan and upon exercise of options.

        In recording the business combinations with M&S and SiteSpecific, the Company's balance sheet as of November 30, 1996 was combined with M&S's and SiteSpecific's balance sheets as of December 31, 1996. Subsequent to November 30, 1996, M&S and SiteSpecific changed their fiscal year ends to conform to the Company's fiscal year end. The net decrease in cash and cash equivalents for the three month period ended March 2, 1997 has been adjusted to eliminate the effect of including M&S's and SiteSpecific's net income and cash flows for the month ended December 31, 1996. The cash adjustment amounted to $4.3 million, primarily as a result of a substantial payment received by M&S in December 1996 from a client for media placement, for which related costs were not paid until January 1997. This adjustment is reflected in the Company's Condensed Consolidated Statements of Cash Flows under the line item "Change is subsidiaries' fiscal year ends".

        As of March 1, 1998, the Company and its subsidiaries had $3.9 million in credit facilities available under revolving lines of credit. The Company and its subsidiaries also had $0.2 million in term loan facilities available for purchases of equipment. The credit facilities are secured by all the assets of the Company and bear interest at rates of prime to prime plus 1% for both the lines of credit and the term loans. At March 1, 1998, there was $0.8 million of indebtedness outstanding under these credit facilities. These credit agreements, which are scheduled to expire May 31, 1998, require compliance with various financial covenants and restrictions, including maintenance of minimum levels of net worth and profitability, and restrict the Company's ability to pay dividends or to effect mergers or acquisitions without the bank's consent.

        The Company believes that its cash, cash equivalents and marketable securities, together with existing credit facilities and cash flows from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next twelve months.* The Company may need to raise additional funds through public or private debt or equity financing in order to take advantage of opportunities that may become available to the Company, including more rapid expansion and acquisition of businesses, products or technologies, or to otherwise respond to competitive pressures. There can be no assurance that the Company will be able to raise capital on favorable terms at all.

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

        The Company's five largest clients accounted for 37% and 39% of the Company's revenues for the fiscal years ended November 30, 1997 and November 30, 1996, respectively, with the fluctuations in the amount of revenue contribution from each such client from quarter to quarter. Since many of the Company's clients generally retain the Company on a project by project basis, a client from whom the Company generates substantial revenue in one period may not be a substantial source of revenue in a subsequent period. To the extent that any of the Company's major clients does not remain a significant source of revenues, there could be a direct and immediate material adverse effect on the Company's business, financial condition and operating results. Historically, the Company's typical project has lasted only four to six weeks, and once a project is completed there can be no assurance that a client will engage the Company for further services. In addition, the Company's clients may unilaterally reduce their use of the Company's services or terminate existing projects without penalty. The termination of the Company's business relationship with any of its significant clients or a material reduction in the use of the Company's services by a significant client would have a material adverse effect on the Company's business, financial condition and operating results.

----------
* This statement is a forward-looking statement reflecting current expectations. Investors are strongly encourage to review the section entitled "Factors Affecting Operating Results And Market Price Of Stock" commencing on this page, for a discussion of factors that could affect future performance.

        The Company's operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors. Some of these factors include timing of the completion, material reduction or cancellation of major projects or the loss of a major client, timing of the receipt of new business, timing of the hiring or loss of personnel, timing of the opening or closing of an office, the relative mix of high margin creative projects as compared to lower margin production projects, changes in the pricing strategies and business model of the Company or its competitors, capital expenditures and other costs relating to the expansion of operations, and other factors that are outside of the Company's control. For instance, reductions in marketing expenditures by several of the Company's largest clients resulted in a significant decline in the Company's earnings for the fourth quarter fiscal 1997, which in turn resulted in a 63% decline in the market price of the Company's Common Stock in a single day. Operating results could also be materially adversely affected by increased competition in the Company's markets. The Company's operating margins may fluctuate from quarter to quarter depending on the relative mix of lower cost full time employees versus higher cost independent contractors. The Company experiences some seasonality in its business which results from timing of product introductions and business cycles of the Company's clients. During the fourth quarter fiscal 1997, for example, the Company's largest client, Audi of America, significantly reduced its marketing spending after completing a major product launch. The Company's revenues for the first fiscal quarter tend to be somewhat lower than for the preceding fourth quarter because many clients have expended most of their marketing budgets prior to the end of the calendar year and do not release funds from the next calendar year's marketing budget until mid to late January. The Company expects this seasonality to continue in the future. As a result of the foregoing and other factors, the Company anticipates that it may experience material and adverse fluctuations in future operating results on a quarterly or annual basis. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

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

        The Company's business has grown rapidly in recent periods through expansion of its existing operations and through acquisition of other marketing communication services providers. The Company may continue to expand its business and customer base by acquiring complementary businesses, opening new offices or expanding its offerings of the marketing communications products or services. There can be no assurance that the Company will be able to operate profitably in any new geographic location, that it will be successful in identifying new services or products that will be attractive to clients or that it will ultimately generate revenues in excess of costs of implementing them. Expansion of the Company's operations would result in increased responsibility for both existing and new management personnel and strain on the Company's existing operational, financial and management information systems. The Company's success depends, to a significant extent, on the ability of its executive officers and other member of senior management to operate effectively, both independently and as a group. No assurance can be given that existing and new members of the Company's management will succeed in their roles, or that the Company can efficiently allocate management responsibilities and cause its officers and senior managers to operate effectively as a group. Difficulties in recruiting and assimilating new personnel, enhancing the Company's financial and operational controls and expanding the Company's marketing and customer support capabilities may impede the Company's ability to pursue its growth strategy. In general, there can be no assurance that the Company will be able to manage its recent or any future expansions effectively, and any inability to do so would have a material adverse effect on the Company's business, financial condition and operating results.

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

        The Company regularly engages in discussions related to potential acquisitions. The Company expects that future acquisitions, if any, could provide for consideration to be paid in cash, stock or a combination of cash and stock. The number of shares, which may be issued in future acquisitions, will depend on the market price of the Company's Common Stock and a variety of other factors and, as a result, future acquisitions may have a significant dilutive impact on the Company's existing stockholders. Any acquisitions accounted for as purchase business combinations may increase the amount of goodwill recorded as an asset on the Company's balance sheet and, accordingly, may increase the amount of goodwill that must be amortized against operating results in the future. In addition, the Company periodically reviews the goodwill related to its acquisitions. If the Company were to determine that the goodwill associated with one or more of its acquisitions were to become impaired, the Company would be required to record the extent of such impairment as an expense in its statement of operations for the period in which such impairment occurred. Recording an expense for such impairment would likely have a material adverse effect on the Company's operating results for the quarter in which such expense was recorded. No assurance can be given that any potential acquisition will be consummated. There can also be no assurance that the Company's prior acquisitions or any other potential acquisitions will not have a material adverse effect on the Company's business, financial condition and operating results.

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

VOLATILITY OF COMPANY'S COMMON STOCK

        The trading price of the Company's Common Stock has been and in the future is expected to be subject to extreme fluctuations in response to both business-related issues, such as quarterly variations in operating results, the timing of commencement or completion of client projects, reductions or increases in client spending on marketing communications services, announcements of new services or business acquisitions by the Company or its competitors, and the gain or loss of client accounts, and stock market related influences, such as changes in estimates of securities analysts, the presence or absence of short-selling of the Company's stock, and events affecting other companies that the market deems to be comparable to the Company. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price of many technology-oriented companies and that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. The trading prices of many high technology and Internet-related companies' stocks are at or near their historical highs and reflect price/earning ratios substantially above historical norms. There can be no assurance that the trading price of the Company's Common Stock will remain at or near its current level. The following table reflects the high and low per share sale prices for the Company's Common Stock for the five fiscal quarters ending March 1, 1998:

                                           HIGH             LOW
                                          ------           ------
First Quarter, Fiscal 1997                $36.25           $20.63
Second Quarter, Fiscal 1997               $34.25           $20.25
Third Quarter, Fiscal 1997                $44.75           $29.00
Fourth Quarter, Fiscal 1997               $46.25           $11.38
First Quarter, Fiscal 1998                $19.00           $12.38

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 2. CHANGES IN SECURITIES.

        On February 13, 1998, the Company issued 261,628 shares of its Common Stock to the former shareholders of Schell/Mullaney, Inc. ("Schell/Mullaney") pursuant to the Agreement and Plan of Reorganization dated as of June 7, 1997 by and among the Company, SMI Acquisition Corp., Schell/Mullaney, and former shareholders of Schell/Mullaney, Inc. The Company did not employ an underwriter or placement agent in connection with this transaction. The Common Stock was issued without registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 3(a)(10) of Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        None

ITEM 5. OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        Exhibit No.           Description
        -----------           -----------
            27.1              Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CKS GROUP, INC.
                                     (Registrant)


Date: April 15, 1998                      By: /s/ MARK D. KVAMME
                                              ----------------------------------
                                              Mark D. Kvamme, Chairman and Chief
                                              Executive Officer (Principle
                                              Executive Officer)

Date: April 15, 1998                      By: /s/ CARLTON H. BAAB
                                              ----------------------------------
                                              Carlton H. Baab, Executive Vice
                                              President and Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX

        Exhibit No.           Description
        -----------           -----------
            27.1              Financial Data Schedule