Form 10-Q
period 1998-05-31
CKS GROUP INC
filed 1998-07-14
CIK 1002518

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO_________.

      COMMISSION FILE NUMBER:  0-27090

                                 CKS GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                           77-0385435
--------------------------------------                   ----------------------
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)


    10441 Bandley Drive
    Cupertino, CA 95014             (408) 366-5100                95014
---------------------------      ---------------------  -----------------------
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

                                 YES   X    NO
                                      ---      ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                              OUTSTANDING AT
                        CLASS                  MAY 31, 1998
                        -----                  -------------
          Common Stock - $0.001 par value        15,312,037
================================================================================

                        CKS GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION

        ITEM 1.FINANCIAL STATEMENTS:

        Condensed Consolidated Balance Sheets as of May 31, 1998 and
           November 30, 1997

        Condensed Consolidated Statements of Income - Three months and six months ended May 31, 1998 and June 1, 1997

        Condensed Consolidated Statements of Cash Flows - Six months ended
           May 31, 1998 and June 1, 1997

        Notes to Condensed Consolidated Financial Statements

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS

        ITEM 2. CHANGES IN SECURITIES

        ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        ITEM 5. OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

                        CKS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       May 31,      November 30,
                                                       1998         1997
                                                       -----------  -----------
                     ASSETS
Current assets:
   Cash and cash equivalents.........................     $21,625      $18,223
   Marketable securities                                   17,263       24,041
   Accounts receivable, net of allowances of $1,771
     and $1,442 at May 31, 1998 and November 30,
     1997, respectively..............................      42,616       50,049
   Fees and expenditures in excess of billings.......       7,406        4,594
   Prepaid expenses and other current assets.........       2,749        1,949
   Deferred income taxes.............................       1,514        1,400
                                                       -----------  -----------
        Total current assets.........................      93,173      100,256
Property and equipment, net..........................       5,735        5,849
Deferred income taxes................................       7,394       10,140
Goodwill and other assets............................      35,100       30,228
                                                       -----------  -----------
          Total assets                                   $141,402     $146,473
                                                       ===========  ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................     $26,084      $38,161
   Accrued expenses..................................       8,343        7,515
   Billings in excess of fees and expenditures.......       4,162        2,417
   Current portion of liabilities to related parties.         309        2,284
   Current portion of notes payable and capital
     lease obligations...............................         373          765
   Income taxes payable..............................       1,647         --
                                                       -----------  -----------
        Total current liabilities                          40,918       51,142

Notes payable and capital lease obligations, less
     current portion.................................         765          739
                                                       -----------  -----------
        Total liabilities............................      41,683       51,881
                                                       -----------  -----------

Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000
     shares authorized; none issued and outstanding..        --           --
   Common stock; $.001 par value; 30,000,000 shares
     authorized; 15,312,000 and 14,865,000 issued
     and outstanding at May 31, 1998 and
     November 30, 1997, respectively.................          15           15
   Additional paid-in capital........................      81,305       80,103
   Unrealized gain (loss) on marketable securities...         (37)          12
   Notes receivable from stockholders................        (198)        (198)
   Cumulative translation adjustment.................         (99)         (62)
   Retained earnings.................................      18,733       14,722
                                                       -----------  -----------
        Total stockholders' equity...................      99,719       94,592
                                                       -----------  -----------
          Total liabilities and stockholders' equity.    $141,402     $146,473
                                                       ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       Three Months Ended    Six Months Ended
                                    --------------------- ---------------------
                                    May 31,    June 1,    May 31,    June 1,
                                    1998       1997       1998       1997
                                    ---------- ---------- ---------- ----------
Revenues...........................   $39,808    $35,911    $71,998    $60,230
                                    ---------- ---------- ---------- ----------
Operating expenses:
  Direct salaries and related
    expenses.......................    10,303      8,345     20,428     15,455
  Other direct operating expenses..    15,982     14,560     28,473     23,418
  General and administrative
    expenses.......................     7,774      7,514     15,039     12,869
  Depreciation and amortization....       972        851      1,909      1,414
  Merger costs.....................       --         --         --       1,593
                                    ---------- ---------- ---------- ----------
      Total operating expenses.....    35,031     31,270     65,849     54,749
                                    ---------- ---------- ---------- ----------
Operating income...................     4,777      4,641      6,149      5,481
Other income, net..................       310        267        747        790
                                    ---------- ---------- ---------- ----------
Income before income taxes.........     5,087      4,908      6,896      6,271
Income taxes.......................     2,181      2,026      2,885      2,200
                                    ---------- ---------- ---------- ----------
Net income.........................    $2,906     $2,882     $4,011     $4,071
                                    ========== ========== ========== ==========
Pro forma net income and per
  share data: (1)
Income before income taxes,
  as reported......................                                      6,271
Pro forma income taxes.............                                      2,518
                                                                     ----------
Pro forma net income...............                                     $3,753
                                                                     ==========
Basic net income per share.........     $0.19      $0.20      $0.26
                                    ========== ========== ==========
Pro forma basic net income
  per share........................                                      $0.26
                                                                     ==========
Shares used in basic per
  share computation................    15,286     14,511     15,303     14,379
                                    ========== ========== ========== ==========

Diluted net income per share.......     $0.18      $0.18      $0.25
                                    ========== ========== ==========
Pro forma diluted net income
  per share........................                                      $0.24
                                                                     ==========
Shares used in diluted per
  share computation................    16,402     15,620     16,231     15,510
                                    ========== ========== ========== ==========

(1) Pro forma net income gives effect to pooling-of-interests combinations between the Company and McKinney & Silver ("M&S") and the Company and SiteSpecific, Inc. ("SiteSpecific") during fiscal 1997. M&S was a general partnership and, as a result, M&S's historical results of operations prior to acquisition by the Company, which have been included with the Company's under the pooling-of-interests method, do not include a provision for income taxes. Pro forma net income and net income per share data include a tax provision as if M&S had been a taxable "C" corporation for all periods.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              Six Months Ended
                                                          ----------------------
                                                          May 31,     June 1,
                                                          1998        1997
                                                          ----------  ----------
Cash flows from operating activities:                        $4,011      $4,071
   Net income............................................
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:               2,632        (348)
      Deferred taxes.....................................        61          68
      Compensation related to stock options..............        60       1,158
      Tax benefit from disqualifying dispositions........     2,049       1,545
      Depreciation and amortization......................       --          227
      Loss on disposition of property due to acquisition.
      Changes in operating assets and liabilities:            7,396      (3,377)
         Accounts receivable.............................    (2,812)     (2,632)
         Fees and expenditures in excess of billings.....      (800)     (1,671)
         Prepaid expenses and other current assets.......   (12,077)     (5,632)
         Accounts payable................................       828        (386)
         Accrued expenses................................     1,745       1,597
         Billings in excess of fees and expenditures.....     1,647         688
         Income taxes payable............................ ----------  ----------

              Net cash provided by (used in)                  4,740      (4,692)
                operating activities..................... ----------  ----------

Cash flows from investing activities:                          (924)       (797)
   Purchases of property and equipment...................   (14,783)    (10,221)
   Purchases of marketable securities....................    21,524      24,073
   Sale of marketable securities.........................    (6,240)    (12,996)
   Businesses acquired, net of cash received.............        90         135
   Other assets.......................................... ----------  ----------

              Net cash provided by (used in) investing         (333)        194
                 activities.............................. ----------  ----------

Cash flows from financing activities:                          (366)     (1,619)
   Net repayments on line of credit and note payable.....     1,217       1,743
   Proceeds from sale of common stock....................    (1,856)     (4,191)
   Liabilities to related parties........................ ----------  ----------
                                                             (1,005)     (4,067)
              Net cash used in financing activities...... ----------  ----------
                                                              3,402      (8,565)
Net change in cash and cash equivalents..................       --       (4,259)
Change in subsidiaries' fiscal year ends.................    18,223      19,385
Cash and cash equivalents, beginning of period........... ----------  ----------
                                                            $21,625      $6,561
Cash and cash equivalents, end of period................. ==========  ==========

Supplementary disclosure of cash paid during the period:
    Cash paid:                                                  $50         $46
         Interest........................................ ==========  ==========
                                                               $128        $796
         Income taxes.................................... ==========  ==========

    Noncash investing and financing activities:
         Businesses acquired for payable to                 $   --       $2,652
            related parties.............................. ==========  ==========

         Issuance of common stock in business
            acquisitions.................................      $200      $6,030
                                                          ==========  ==========

         Deferred tax asset recorded in connection          $   --       $9,346
            with taxable pooling of interests............ ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      Basis of Presentation

        The accompanying condensed consolidated financial statements and related notes to condensed consolidated financial statements include the accounts of CKS Group, Inc. (the "Company" or "CKS Group") and its wholly-owned subsidiaries. Companies acquired in business combinations accounted for under the purchase method have been included from their respective acquisition dates. The condensed consolidated financial statements also give retroactive effect to the acquisition of McKinney & Silver ("M&S") and SiteSpecific, Inc. ("SiteSpecific") in business combinations accounted for under the pooling-of-interests method for all periods presented. Results of operations for the three month and six month periods ended May 31, 1998, and June 1, 1997, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997. The results of operations for the quarter ended May 31, 1998 are not necessarily indicative of the results expected for any subsequent quarter or for the entire fiscal year ending November 29, 1998.


2.      Pro Forma Net Income and Pro Forma Net Income Per Share

        Pro forma net income gives effect to the pooling-of-interests combinations between the Company and M&S and the Company and SiteSpecific during fiscal 1997. M&S was a general partnership and, as a result, M&S' historical results of operations prior to the acquisition by the Company, which have been included with the Company's historical results of operations under the pooling-of-interests method, do not include a provision for income taxes. Pro forma net income and net income per share data include a tax provision as if M&S had been a taxable "C" corporation for all periods.

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


        Reconciliation of basic and diluted net income per share and pro forma net income per share (in thousands, except per share data):

                                     Three Months Ended May 31, 1998  Three Months Ended June 1, 1997
                                    -------------------------------- --------------------------------
                                    Net Income   Shares      EPS     Net Income   Shares      EPS
                                    ---------- ---------- ---------- ---------- ---------- ----------
Basic net income per share             $2,906     15,286      $0.19     $2,882     14,511      $0.20
Effect of dilutive shares:
  Common equivalent shares                --         779        --         --         670        --
  Contingent shares                       --         337        --         --         439        --
                                    ---------- ----------            ---------- ----------
Diluted net income per share           $2,906     16,402      $0.18     $2,882     15,620      $0.18
                                    ========== ==========            ========== ==========


                                      Six Months Ended May 31, 1998   Six Months Ended June 1, 1997
                                    -------------------------------- --------------------------------
                                                                     Pro forma             Pro forma
                                    Net Income   Shares      EPS     Net Income   Shares      EPS
                                    ---------- ---------- ---------- ---------- ---------- ----------
Basic net income per share             $4,011     15,303      $0.26     $3,753     14,379      $0.26
Effect of dilutive shares:
  Common equivalent shares                --         561        --         --         756        --
  Contingent shares                       --         367        --         --         375        --
                                    ---------- ----------            ---------- ----------
Diluted net income per share           $4,011     16,231      $0.25     $3,753     15,510      $0.24
                                    ========== ==========            ========== ==========


3.      Business Combinations

Donovan & Green, Inc.

        On January 3, 1997, the Company acquired the assets and assumed substantially all the liabilities of Donovan & Green, Inc. ("D&G"), and its results of operations have been included in the Company's consolidated financial statements from that date. The purchase agreement provided for initial payments to D&G of $5.1 million in cash. The acquisition was accounted for as a purchase and, as a result, the Company initially recorded goodwill of approximately $8.3 million. The Company also made guaranteed payments to D&G consisting of $3.3 million in cash and Common Stock of CKS Group on April 18, 1997 and $1.0 million in cash and Common Stock of CKS Group on April 15, 1998. In addition, D&G will receive a guaranteed payment of $0.5 million in cash and Common Stock of CKS Group on April 15, 1999. D&G will also have the right to receive additional payments if the subsidiary attains certain earnings goals during fiscal years 1998, 1999 and 2000. In the event additional contingent consideration is paid to D&G, it will be recorded as additional purchase price. Pro forma financial information giving effect to the acquisition of the assets and certain liabilities of D&G has not been presented because such pro forma results would not have differed materially from the Company's actual results.

CKS Holding (Deutschland) GmbH

         On March 10, 1997, the Company acquired all the capital stock of CKS Holding (Deutschland) GmbH (formerly Elektronische Publikationen
GmbH), a German corporation ("CKS GmbH"), and its results of operations have been included in the Company's consolidated financial statements from that date. In consideration for the sale of their shares in CKS GmbH, the former shareholders of CKS GmbH received $5.9 million in cash and Common Stock of CKS Group. The acquisition of the capital stock of CKS GmbH was treated as a purchase and, as a result, the Company initially recorded goodwill of approximately $5.6 million. Also, under the original purchase agreement, the Company was required to make a guaranteed payment of $0.7 million in cash and Common Stock of CKS Group in fiscal 1998. In addition, the former shareholders of CKS GmbH had the right to receive up to an additional $10.0 million in cash and additional shares of Common Stock of CKS Group during fiscal 1998, 1999 and 2000 upon attainment of certain earnings goals by CKS GmbH. On
April 27, 1998, the Company and the former shareholders of CKS GmbH terminated the original purchase agreement with respect to the right of the former shareholders of CKS GmbH to receive additional cash and Common Stock of CKS Group in future years and negotiated the terms of a new purchase agreement. Under the new purchase agreement, the Company paid to the former shareholders of CKS GmbH $6.2 million in cash in April 1998 and granted the former shareholders of CKS GmbH the right to receive an additional cash payment on September 20, 1998 of up to approximately $0.3 million if the subsidiary attains a certain earnings goal during the six month period ending August 31, 1998. In the event additional contingent consideration is paid to the former shareholders of CKS GmbH, it will be recorded as additional purchase price. Pro forma financial information giving effect to the acquisition of the capital stock of CKS GmbH has not been presented because such pro forma results would not have differed materially from the Company's actual results.

Gormley & Partners, Inc.

         On March 12, 1997, the Company acquired certain assets of Gormley & Partners, Inc. ("Gormley"), and its results of operations have been included in the Company's consolidated financial statements from that date. The purchase agreement provided for an initial payment of approximately $3.2 million in cash and 40,206 shares of Common Stock of CKS Group. The acquisition was accounted for as a purchase and, as a result, the Company initially recorded goodwill of approximately $5.8 million. The Company made guaranteed payments to Gormley consisting of $1.5 million in cash and Common Stock of CKS Group on April 15, 1998.
In addition, Gormley will be entitled to receive additional payments if it attains certain earnings goals over the next three fiscal years. In the event additional contingent consideration is paid to Gormley, it will be recorded as additional purchase price. Pro forma financial information giving effect to the acquisition of certain assets of Gormley has not been presented because such pro forma results would not have differed materially from the Company's actual results.


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


Introduction

        In reviewing the Company's consolidated financial statements and the discussion of the Consolidated Results of Operations that appears below, the following should be taken into consideration. During fiscal 1997, the Company acquired M&S and SiteSpecific in business combinations accounted for under the pooling-of-interests method of accounting.
Prior to acquisition by the Company, M&S and SiteSpecific prepared their financial statements on a calendar year basis. Under generally accepted accounting principles ("GAAP"), after the Company acquired M&S and SiteSpecific, the Company restated its financial results to include the financial results of M&S and SiteSpecific for all periods presented.
The accompanying Condensed Consolidated Statements of Income for the three and six month periods ended May 31, 1998 have been presented to separately identify the costs associated with the depreciation of fixed assets and the amortization of intangible assets. Depreciation and amortization expense amounts in the following Selected Quarterly Financial Data presents fiscal 1997 Selected Quarterly Financial Data in conformity with the presentation used for the fiscal 1998 periods presented.

Selected Quarterly Financial Data

                                                          Three Months Ended
                                    -----------------------------------------------------------------
                                     March 2,   June 1,    Aug. 31,   Nov. 30,   March 1,   May 31,
                                       1997       1997       1997       1997       1998       1998
                                    ---------- ---------- ---------- ---------- ---------- ----------
Revenues...........................   $24,319    $35,911    $39,750    $33,622    $32,190    $39,808
                                    ---------- ---------- ---------- ---------- ---------- ----------

Operating expenses:
  Direct salaries and related
    expenses.......................     7,110      8,345      8,870     10,389     10,125     10,303
  Other direct operating expenses..     8,858     14,560     16,820     13,714     12,491     15,982
  General and administrative
    expenses.......................     5,355      7,514      7,880      7,205      7,265      7,774
  Depreciation and amortization....       563        851        812        870        937        972
  Merger costs.....................     1,593        --         859        --         --         --
                                    ---------- ---------- ---------- ---------- ---------- ----------
      Total operating expenses.....    23,479     31,270     35,241     32,178     30,818     35,031
                                    ---------- ---------- ---------- ---------- ---------- ----------
Operating income...................       840      4,641      4,509      1,444      1,372      4,777
Other income, net..................       523        267        198        561        437        310
                                    ---------- ---------- ---------- ---------- ---------- ----------
Income before income taxes.........     1,363      4,908      4,707      2,005      1,809      5,087
Income taxes.......................       174      2,026      2,327        790        704      2,181
                                    ---------- ---------- ---------- ---------- ---------- ----------
Net income.........................    $1,189     $2,882     $2,380     $1,215     $1,105     $2,906
                                    ========== ========== ========== ========== ========== ==========
Pro forma net income and per
  share data: (1)
Income before income taxes,
  as reported......................    $1,363
Pro forma income taxes.............       492
                                    ----------
Pro forma net income...............      $871
                                    ==========

Basic net income per share                         $0.20      $0.16      $0.08      $0.07      $0.19
                                               ========== ========== ========== ========== ==========
Pro forma basic net income
  per share........................     $0.06
                                    ==========
Shares used in basic per
  share computation................    14,112     14,511     14,732     15,202     15,311     15,286
                                    ========== ========== ========== ========== ========== ==========

Diluted net income per share                       $0.18      $0.15      $0.07      $0.07      $0.18
                                               ========== ========== ========== ========== ==========
Pro forma diluted net income
  per share........................     $0.06
                                    ==========
Shares used in diluted per
  share computation................    15,215     15,620     16,072     16,442     16,001     16,402
                                    ========== ========== ========== ========== ========== ==========

EBITDA (2)                             $1,425     $5,501     $5,266     $2,428     $2,319     $5,615
                                    ========== ========== ========== ========== ========== ==========

(1) Pro forma net income gives effect to pooling-of-interests combinations between the Company and McKinney & Silver ("M&S") and the Company and SiteSpecific, Inc. ("SiteSpecific") during fiscal 1997. M&S was a general partnership and, as a result, M&S's historical results of operations prior to acquisition by the Company, which have been included with the Company's under the pooling-of-interests method, do not include a provision for income taxes. Pro forma net income and net income per share data include a tax provision as if M&S had been a taxable "C" corporation for all periods.

(2) Represents earnings before interest expense, income taxes, depreciation, amortization and other noncash charges ("EBITDA"). Although EBITDA should not be used as an alternative to operating income or net cash provided by (used in) operating activities, investing activities, or financing activities, each as measured under generally accepted accounting principles, and although EBITDA may not be comparable to other similarly titled information for other companies, the Company's management believes that EBITDA is an additional meaningful measure of performance and liquidity.

Consolidated Results of Operations

Three Months Ended May 31, 1998 and June 1, 1997

Revenues

       The Company generates a significant portion of its revenues through project fees on a fixed fee for service basis and contract based retainer fees. Revenues increased to $39.8 million in the quarter ended May 31, 1998 from $35.9 million in the same quarter of fiscal 1997, representing an increase of approximately 10.9%. This increase in revenues was due to an increase in the number and value of projects undertaken for existing clients of the Company and the establishment of new client relationships. Revenues from new media projects increased to $10.0 million in the quarter ended May 31, 1998 from $9.3 million in the same quarter of fiscal 1997, representing an increase of approximately 7.5%. New media revenues represented approximately 25% of revenues for the quarter ended May 31, 1998, compared to approximately 26% for the quarter ended June 1, 1997 (after giving effect to the restatement to include the operating results of M&S and SiteSpecific). In the Company's quarterly report on Form 10-Q for the quarter ended June 1, 1997, the Company reported that revenues from new media projects were approximately 24% of total revenues for the quarter ended June 1, 1997, without giving effect to the restatement to include SiteSpecific. SiteSpecific historically had only new media revenues, so the effect of the restatement to include the operating results of SiteSpecific was to increase new media revenues as a percentage of total revenues for the quarter ended June 1, 1997 from approximately 24% to approximately 26%.

Direct Salaries and Related Expenses

       Direct salaries and related expenses consist primarily of wages for regular and temporary employees, as well as incentive bonus payments and benefits for regular employees. The Company's direct salaries and related expenses increased approximately 23.5% to $10.3 million in the quarter ended May 31, 1998 from $8.3 million during the same quarter of fiscal 1997, representing 25.9% and 23.2% of revenues in the second quarter of fiscal 1998 and fiscal 1997, respectively. The increase in absolute dollars was primarily attributable to an increase in salaries and related expenses necessary to support the Company's growth. The increase in these expenses as a percentage of revenues during the three month period ended May 31,1998 is primarily due to an increase in account management staffing and engineering group payroll costs necessary to support the increasingly technical nature of the Company's new media projects.

Other Direct Operating Expenses

       Other direct operating expenses include materials, contract freelance talent (independent consultants and contractors), facilities and equipment expenses necessary to provide services to the Company's clients. Other direct operating expenses increased approximately 9.8% to $16.0 million in the quarter ended May 31, 1998 from $14.6 million in the same quarter of fiscal 1997, representing 40.1% and 40.5% of revenues in the second quarter of fiscal 1998 and fiscal 1997, respectively. The increase in absolute dollars was primarily attributable to increases in freelance and facilities costs necessary to support the higher level of revenues. As a percentage of revenues, other direct operating expenses remained relatively unchanged.

General and Administrative Expenses

       General and administrative expenses include headquarters expenses, insurance, personnel costs for finance and administration, accounting and legal fees, bad debt expense, management information systems expenses, and employee benefits. General and administrative expenses increased approximately 3.5% to $7.8 million in the quarter ended May
31, 1998 from $7.5 million in the same quarter of fiscal 1997, representing 19.5% and 20.9% of revenues in the second quarter of fiscal 1998 and fiscal 1997, respectively. This period over period increase in absolute dollars was primarily attributable to increases in administrative expenses necessary to support the Company's growth. As a percentage of revenues, general and administrative expenses decreased as a result of a more rapid increase in revenues than in general and administrative expenses.

Depreciation and Amortization

       Depreciation and amortization expenses include depreciation of fixed assets and amortization of goodwill and other intangible assets. Depreciation and amortization expenses increased approximately 14.2% to $1.0 million in the quarter ended May 31, 1998, from $0.9 million in the same quarter of fiscal 1997, representing approximately 2.4% of revenues for both the second quarter of fiscal 1998 and fiscal 1997. The increase in absolute dollars was primarily attributable to the amortization of additional goodwill resulting from the earnout and buyout payments made to Schell/Mullaney, Inc. ("Schell/Mullaney") and CKS GmbH during fiscal 1998, respectively. As a percentage of revenues, depreciation and amortization expenses remained relatively unchanged.

Other Income, Net

       Other income, net consists primarily of interest earned on the Company's holdings in cash, cash equivalents and marketable securities, offset by interest expense incurred due to the amortization of imputed interest on guaranteed cash payments related to subsidiary acquisitions and interest expense related to debt recorded by the Company's subsidiaries. Other income, net remained relatively unchanged at $0.3 million for the quarters ended May 31, 1998 and June 1, 1997.

Income Taxes

       Combined actual federal and state income tax rates were 42.9% in the quarter ended May 31, 1998 and 41.3% in the quarter ended June 1, 1997. The effective tax rate was higher during the three month period ended May 31, 1998 primarily due to an increase in profitability in higher tax rate jurisdictions.


Six Months Ended May 31, 1998 and June 1, 1997

Revenues

       The Company generates a significant portion of its revenues through project fees on a fixed fee for service basis and contract based retainer fees. Revenues increased to $72.0 million during the six month period ended May 31, 1998 from $60.2 million in the same period of fiscal 1997, representing an increase of approximately 19.5%. This increase in revenues was due to an increase in the number and value of projects undertaken for existing clients of the Company, the establishment of new client relationships, and the inclusion of D&G, CKS GmbH and Gormley revenues in the Company's consolidated results for the full six month period ended May 31, 1998. Revenues from new media projects increased to $17.9 million for the six months ended May 31, 1998 from $16.0 million in the same period of fiscal 1997, representing an increase of approximately 11.9%. New media revenues represented approximately 25% of revenues for the six month period ended May 31, 1998, compared to approximately 27% for the six month period ended June 1, 1997 (after giving effect to the restatement to include the operating results of M&S and SiteSpecific). In the Company's quarterly report on Form 10-Q for the quarter ended June 1, 1997, the Company reported that revenues from new media projects were approximately 24% of total revenues for the six month period ended June 1, 1997, without giving effect to the restatement to include SiteSpecific. SiteSpecific historically had only new media revenues, so the effect of the restatement to include the operating results of SiteSpecific was to increase new media revenues as a percentage of total revenues for the six month period ended June 1, 1997 from approximately 24% to approximately 27%.

Direct Salaries and Related Expenses

       Direct salaries and related expenses consist primarily of wages for regular and temporary employees, as well as incentive bonus payments and benefits for regular employees. The Company's direct salaries and related expenses increased approximately 32.2% to $20.4 million during the six month period ended May 31, 1998, from $15.5 million during the same period of fiscal 1997, representing 28.4% and 25.7% of revenues for the six month periods ended May 31, 1998 and June 1, 1997, respectively. The increase in absolute dollars was primarily attributable to an increase in salaries and related expenses necessary to support the Company's growth. The increase in these expenses as a percentage of revenues during the six month period ended May 31, 1998 reflects an increase in account management staffing and engineering group payroll costs necessary to support the increasingly technical nature of the Company's new media projects.

Other Direct Operating Expenses

      Other direct operating expenses include materials, contract freelance talent (independent consultants and contractors), facilities and equipment expenses necessary to provide services to the Company's clients. Other direct operating expenses increased approximately 21.6% to $28.5 million during the six month period ended May 31, 1998 from $23.4 million in the same period of fiscal 1997, representing 39.5% and 38.9% of revenues for the six month periods ended May 31, 1998 and June 1, 1997, respectively. The increase in absolute dollars was primarily attributable to increases in freelance and facilities costs necessary to support the higher level of revenues. The increase in other direct operating expenses as a percentage of revenues reflects an increase in freelance and facilities costs, partially offset by a decrease in production costs.

General and Administrative Expenses

       General and administrative expenses include headquarters expenses, insurance, personnel costs for finance and administration, accounting and legal fees, bad debt expense, management information systems expenses, and employee benefits. General and administrative expenses increased approximately 16.9% to $15.0 million during the six month period ended May 31, 1998 from $12.9 million in the same period of fiscal 1997, representing 20.9% and 21.4% of revenues for the six month periods ended May 31, 1998 and June 1, 1997, respectively. The increase in absolute dollars was primarily attributable to increases in administrative and general office expenses necessary to support the Company's growth and an increase in bad debt reserve necessary to support the growth in total revenues and accounts receivable. The decrease in general and administrative expenses as a percentage of revenues reflects a more rapid increase in revenues than in general and administrative expenses.

Depreciation and Amortization

        Depreciation and amortization expenses include depreciation of fixed assets and amortization of goodwill and other intangible assets. Depreciation and amortization expenses increased approximately 35.0% to $1.9 million during the six month period ended May 31, 1998 from $1.4 million in the same period of fiscal 1997, representing approximately 2.7% and 2.3% of revenues for the six month period ended May 31, 1998 and June 1, 1997, respectively. The increase in depreciation and amortization was primarily attributable to goodwill amortization related to the Company's acquisitions and amortization of additional goodwill resulting from earnout and buyout payments made to Schell/Mullaney and CKS GmbH during fiscal 1998, respectively.

Merger Costs

       In connection with the acquisition of M&S, the Company recorded a nonrecurring charge for transaction related costs of approximately $1.6 million for the six month period ended June 1, 1997. The costs consisted primarily of investment banking, accounting, consulting and legal fees, financial printing and other related costs.

Other Income, Net

        Other income, net consists primarily of interest earned on the Company's holdings in cash, cash equivalents and marketable securities, offset by interest expense incurred due to the amortization of imputed interest on guaranteed cash payments related to subsidiary acquisitions and interest expense related to debt recorded by the Company's subsidiaries. Other income, net decreased to approximately $0.7 million during the six month period ended May 31, 1998, from $0.8 million for the six month period ended June 1, 1997.

Pro Forma Consolidated Financial Data

        The following summary of consolidated pro forma income statement data gives effect to the pooling-of-interests business combinations between the Company, M&S and SiteSpecific. The data excludes approximately $1.6 million in nonrecurring charges for merger costs, net of taxes, recorded by the Company during the six months ended June 1, 1997 and includes a tax provision as if M&S has been a taxable C corporation for all periods.


                                       Three Months Ended     Six Months Ended
                                    ---------------------  ---------------------
                                    May 31,    June 1,     May 31,    June 1,
                                    1998       1997        1998       1997
                                    ---------- ----------  ---------- ----------
                                      (In thousands, except per share data)
Revenues...........................   $39,808    $35,911     $71,998    $60,230
Net income.........................    $2,906     $2,882      $4,011     $4,748

Pro forma basic net income
  per share........................     $0.19      $0.20       $0.26      $0.33
Shares used in basic per
  share computation................    15,286     14,511      15,303     14,379

Pro forma diluted net income
  per share........................     $0.18      $0.18       $0.25      $0.31
Shares used in diluted per
  share computation................    16,402     15,620      16,231     15,510

EBITDA  (1)                            $5,615     $5,501      $7,934     $8,519


(1) Represents earnings before interest expense, income taxes, depreciation, amortization and other noncash charges ("EBITDA"). Although EBITDA should not be used as an alternative to operating income or net cash provided by (used in) operating activities, investing activities, or financing activities, each as measured under generally accepted accounting principles, and although EBITDA may not be comparable to other similarly titled information for other companies, the Company's management believes that EBITDA is an additional meaningful measure of performance and liquidity.

Income Taxes

        Combined actual federal and state income tax rates were 41.8% for the six month period ended May 31, 1998 and 35.1% for the six month period ended June 1, 1997. These rates do not include a provision for income taxes for M&S prior to January 31, 1997, which was a general partnership prior to its acquisition by CKS Group. Combined pro forma federal and state income tax rates were 41.8% for the six months ended May 31, 1998 and 40.2% for the six months ended June 1, 1997. Pro forma tax rates include a tax provision to reflect M&S income as if M&S had been a taxable "C" corporation for all periods presented. The effective tax rate was higher during the six month period ended May 31, 1998, primarily due to an increase in profitability in higher tax rate jurisdictions and the decrease in tax exempt interest as a percentage of total revenues.


Liquidity and Capital Resources

        Since inception, the Company has financed its operations and investments in property and equipment through cash generated from operations, bank borrowing, equity financing and capital lease financing arrangements. At May 31, 1998, the Company owed approximately $1.1 million in bank borrowings and capital lease financing arrangements.

        Cash, cash equivalents and marketable securities, consisting primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $38.9 million and $42.3 million at May 31, 1998 and November 30, 1997, respectively. The decrease in cash, cash equivalents and marketable securities during this period was primarily due to approximately $8.0 million used to fund buyout and guaranteed payments related to subsidiary acquisitions, $0.4 million used to repay debt and approximately $0.9 million used for capital expenditures, partially offset by $1.2 million in proceeds from the sale of Common Stock and $4.7 million provided by operating activities.

        Net cash provided by operating activities was approximately $4.7 million in the six month period ended May 31, 1998, reflecting $4.0 million in net income and $0.7 million provided by working capital fluctuations.

        Net cash used in investing activities was approximately $0.3 million in the six month period ended May 31, 1998, and included approximately $6.7 million of proceeds from the sale of marketable securities in excess of marketable securities purchased, offset by approximately $6.2 million paid to the former shareholders of CKS GmbH under a renegotiated purchase agreement and $0.9 million used for capital expenditures.

        Net cash used for financing activities was approximately $1.0 million in the six month period ended May 31, 1998, reflecting $1.8 million in guaranteed payments to subsidiaries and $0.4 million in repayment of debt, partially offset by $1.2 million in proceeds from the sale of Common Stock through the Company's Employee Stock Purchase Plan and the exercise of employee stock options.

        In recording the business combinations with M&S and SiteSpecific, the Company's balance sheet as of November 30, 1996 was combined with M&S's and SiteSpecific's balance sheets as of December 31, 1996. Subsequent to November 30, 1996, M&S and SiteSpecific changed their fiscal year ends to conform to the Company's fiscal year end. The net decrease in cash and cash equivalents for the three month period ended March 2, 1997 has been adjusted to eliminate the effect of including M&S's and SiteSpecific's net income and cash flows for the month ended December 31, 1996. The cash adjustment amounted to $4.3 million, primarily as a result of a substantial payment received by M&S in December 1996 from a client for media placement, for which related costs were not paid until January 1997. This adjustment is reflected in the Company's Condensed Consolidated Statements of Cash Flows under the line item "Change in subsidiaries' fiscal year ends".

        As of May 31, 1998, the Company and its subsidiaries had $3.9 million in credit facilities available under revolving lines of credit. The credit facilities were secured by all the assets of the Company and bear interest at rates of prime to prime plus 1%. At May 31, 1998, there was $0.5 million of indebtedness outstanding under these credit facilities. Subsequent to May 31, 1998, the Company and its subsidiaries established new credit facilities totaling $5.0 million available under revolving lines of credit. The new credit facilities are secured by all the assets of the Company and bear interest at rates of prime to prime plus 1%. These credit agreements, which are scheduled to expire between July 31, 1998 and March 31, 1999, require compliance with various financial covenants and restrictions, including maintenance of minimum levels of net worth and profitability, and restrict the Company's ability to pay dividends or to effect mergers or acquisitions without the bank's consent.

        The Company believes that its cash, cash equivalents and marketable securities, together with existing credit facilities and cash flows from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next twelve months.* The Company may need to raise additional funds through public or private debt or equity financing in order to take advantage of opportunities that may become available to the Company, including expansion and acquisition of businesses, products or technologies, or to otherwise respond to competitive pressures. There can be no assurance that the Company will be able to raise capital on favorable terms or at all.


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

        The Company's five largest clients accounted for 37% and 39% of the Company's revenues for the fiscal years ended November 30, 1997 and November 30, 1996, respectively, with the fluctuations in the amount of revenue contribution from each such client from quarter to quarter. Since many of the Company's clients generally retain the Company on a project by project basis, a client from whom the Company generates substantial revenue in one period may not be a substantial source of revenue in a subsequent period. To the extent that any of the Company's major clients do not remain a significant source of revenues, there could be a direct and immediate material adverse effect on the Company's business, financial condition and operating results. Historically, the Company's typical project has lasted only four to six weeks, and once a project is completed there can be no assurance that a client will engage the Company for further services. In addition, the Company's clients may unilaterally reduce their use of the Company's services or terminate existing projects without penalty. The termination of the Company's business relationship with any of its significant clients or a material reduction in the use of the Company's services by a significant client would have a material adverse effect on the Company's business, financial condition and operating results.

        The Company's operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors. Some of these factors include timing of the completion, material reduction or cancellation of major projects or the loss of a major client, timing of the receipt of new business, timing of the hiring or loss of personnel, timing of the opening or closing of an office, the relative mix of high margin creative projects as compared to lower margin production projects, changes in the pricing strategies and business model of the Company or its competitors, capital expenditures and other costs relating to the expansion of operations, and other factors that are outside of the Company's control. For instance, reductions in marketing expenditures by several of the Company's largest clients resulted in a significant decline in the Company's earnings for the fourth quarter of fiscal 1997, which in turn resulted in a 63% decline in the market price of the Company's Common Stock in a single day. Operating results could also be materially adversely affected by increased competition in the Company's markets. The Company's operating margins may fluctuate from quarter to quarter depending on the relative mix of lower cost full time employees versus higher cost independent contractors. The Company experiences some seasonality in its business which results from timing of product introductions and business cycles of the Company's clients. During the fourth quarter of fiscal 1997, for example, the Company's largest client, Audi of America, significantly reduced its marketing spending after completing a major product launch. The Company's revenues for the first fiscal quarter tend to be somewhat lower than for the preceding fourth quarter because many clients have expended most of their marketing budgets prior to the end of the calendar year and do not release funds from the next calendar year's marketing budget until mid to late January. The Company expects this seasonality to continue in the future. As a result of the foregoing and other factors, the Company anticipates that it may experience material and adverse fluctuations in future operating results on a quarterly or annual basis. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

        The Company's future growth is dependent to a significant extent upon its ability to increase the amount of revenue it derives from providing marketing and advertising solutions to its customers through new media, which the Company defines as media that delivers content to end users in digital form, including the World Wide Web, the Internet, proprietary online services, CD-ROMs, laptop PC presentations and interactive kiosks. The market for marketing and advertising through new media is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce through new media. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. There can be no assurance that communication and commerce through new media will continue to grow. The Company believes that its focus on and expertise in new media-based marketing services has been an important factor in attracting new clients. To the extent that the Company's leadership in providing new media solutions erodes as established advertising agencies and other competitors expand their new media capabilities, the Company's competitive position and operating results may be materially adversely affected.

        The Company's business has grown significantly in recent periods through expansion of its existing operations and through acquisition of other marketing communication services providers. The Company may continue to expand its business and customer base by acquiring complementary businesses, opening new offices or expanding its offerings of marketing communications products or services. There can be no assurance that the Company will be able to operate profitably in any new geographic location, that it will be successful in identifying new products or services that will be attractive to clients or that it will ultimately generate revenues in excess of costs of implementing them. Expansion of the Company's operations would result in increased responsibility for both existing and new management personnel and strain on the Company's existing operational, financial and management information systems. The Company's success depends, to a significant extent, on the ability of its executive officers and other members of senior management to operate effectively, both independently and as a group. No assurance can be given that existing and new members of the Company's management will succeed in their roles, or that the Company can efficiently allocate management responsibilities and cause its officers and senior managers to operate effectively as a group. Difficulties in recruiting and assimilating new personnel, enhancing the Company's financial and operational controls and expanding the Company's marketing and customer support capabilities may impede the Company's ability to pursue its growth strategy. In general, there can be no assurance that the Company will be able to manage its recent or any future expansions effectively, and any inability to do so would have a material adverse effect on the Company's business, financial condition and operating results.

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

        The Company generates a significant portion of its revenues through project fees on a fixed fee for service basis. The Company assumes greater financial risk on fixed-price type contracts than on either time-and-material or cost-reimbursable contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the Company's profit or cause the Company to incur a loss. Although many of the Company's projects last four to six weeks and therefore each individual short-term project creates less exposure than a long-term fixed-price contract, in the event the Company does not accurately anticipate the progress of a number of significant revenue-generating projects, a material adverse effect on the Company's business, financial condition and operating results could result. As the complexity of new media projects has increased, however, the duration and size of some of these fixed price agreements has increased, thereby increasing the Company's risk of loss on such projects.

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

       Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements in order to avoid serious malfunctions. Significant uncertainty exists concerning both the ability to accomplish complete compliance and the potential effects associated with such compliance. Although the Company believes that the software and computer systems designed by it, as well as the software that it has obtained from vendors which it uses in its daily operations and production activities, will be Year 2000 compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. Any Year 2000 compliance problem of the Company, its customers, its vendors or the Internet infrastructure could result in a material adverse effect on the Company's business, financial condition and operating results.

Volatility of Company's Common Stock

        The trading price of the Company's Common Stock has been, and in the future is expected to be, subject to extreme fluctuations in response to both business-related issues, such as quarterly variations in operating results, the timing of commencement or completion of client projects, reductions or increases in client spending on marketing communications services, announcements of new services or business acquisitions by the Company or its competitors, and the gain or loss of client accounts, and stock market related influences, such as changes in estimates of securities analysts, the presence or absence of short-selling of the Company's Common Stock, and events affecting other companies that the market deems to be comparable to or to impact the Company or its business. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price of many technology-oriented companies and that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. The trading prices of many high technology and Internet-related companies' stocks are at or near their historical highs and reflect price/earning ratios substantially above historical norms.
There can be no assurance that the trading price of the Company's Common Stock will remain at or near its current level. The following table reflects the high and low per share sale prices for the Company's Common Stock for the six fiscal quarters ending May 31, 1998:



                                       High       Low
                                    ---------- ----------
First Quarter, Fiscal 1997.........    $36.25     $20.63
Second Quarter, Fiscal 1997........    $34.25     $20.25
Third Quarter, Fiscal 1997.........    $44.75     $29.00
Fourth Quarter, Fiscal 1997........    $46.25     $11.38
First Quarter, Fiscal 1998.........    $20.00     $12.25
Second Quarter, Fiscal 1998........    $27.50     $17.56

-----------------
* This statement is a forward-looking statement reflecting current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 for a discussion of factors that could affect future performance.








PART II.        OTHER INFORMATION

Item 1. Legal Proceedings.

        None


Item 2. Changes in Securities.

        On April 15, 1998, the Company issued 37,325 shares of its Common Stock to Donovan & Green and Gormley pursuant to the acquisition agreements with such entities. The Company did not employ an underwriter or placement agent in connection with this transaction. The Common Stock was issued without registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act.



Item 3. Defaults Upon Senior Securities.

        None


Item 4. Submission of Matters to a Vote of Securities Holders.

       At the Company's Annual Meeting of Shareholders held on April 22, 1998, the following individuals were elected to the Board of Directors:

    Nominee        In Favor     Withheld
----------------  -----------  -----------
Mark D. Kvamme    12,425,199       29,169
Pierre R. Lamond  12,424,599       29,769


       The following proposals were approved at the Company's Annual Meeting:

       1) Proposal to ratify and approve the Company's 1997 Employee Stock Purchase Plan and the reservation of 300,000 shares of Common Stock for issuance thereunder plus annual increases equal to the lesser of ( i ) 1.75% of the outstanding shares of Common Stock of the Company, ( ii ) 500,000 shares, and ( iii ) any lesser amount determined by the Board of Directors.

                                                           Broker
                   In Favor      Against      Abstain     Non-Vote
                  -----------  -----------  -----------  -----------
                   9,828,447       13,311        8,554    2,604,056


       2) Proposal to ratify and approve an amendment to the Company's 1995 Director Option Plan increasing the number of shares of Common Stock reserved for issuance thereunder by 100,000 shares.

                                                           Broker
                   In Favor      Against      Abstain     Non-Vote
                  -----------  -----------  -----------  -----------
                   8,795,923      938,314      116,075    2,604,056


        3) Proposal to ratify the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company for the fiscal year ending November 29, 1998.

                                                           Broker
                   In Favor      Against      Abstain     Non-Vote
                  -----------  -----------  -----------  -----------
                  12,445,688        2,675        6,005            0


Item 5. Other Information.

        None


Item 6. Exhibits and Reports on Form 8-K.

     a.  Exhibits


Exhibit No.                       Description
-----------   ----------------------------------------------------------------


 10.26 Agreement dated April 27, 1998, by and among CKS Group, Inc., CKS Group (Europe) GmbH, CKS Holding Deutschland GmbH and the former shareholders of CKS Holding Deutschland GmbH (f.k.a Elektronische Publikationen GmbH).



 27.1          Financial Data Schedule


     b.  Reports on Form 8-K

         None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CKS GROUP, INC.
                                     (Registrant)


Date: July 14, 1998                      By: /s/ MARK D. KVAMME
                                              ----------------------------------
                                              Mark D. Kvamme, Chairman and Chief
                                              Executive Officer (Principal
                                              Executive Officer)

Date: July 14, 1998                      By: /s/ CARLTON H. BAAB
                                              ----------------------------------
                                              Carlton H. Baab, Executive Vice
                                              President and Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------   ----------------------------------------------------------------


 10.26 Agreement dated April 27, 1998, by and among CKS Group, Inc., CKS Group (Europe) GmbH, CKS Holding Deutschland GmbH and the former shareholders of CKS Holding Deutschland GmbH (f.k.a Elektronische Publikationen GmbH).



 27.1          Financial Data Schedule