Form 10-Q/A
period 1998-05-31
CKS GROUP INC
filed 1998-07-31
CIK 1002518

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q/A
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                        CKS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               Six Months Ended
                                                           ----------------------
                                                           May 31,     June 1,
                                                           1998        1997
                                                           ----------  ----------

Cash flows from operating activities:
   Net income............................................     $4,011      $4,071
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Deferred taxes.....................................      2,632        (348)
      Compensation related to stock options..............         61          68
      Tax benefit from disqualifying dispositions........         60       1,158
      Depreciation and amortization......................      2,049       1,545
      Loss on disposition of property due to acquisition.        --          227
      Changes in operating assets and liabilities:
         Accounts receivable.............................      7,396      (3,377)
         Fees and expenditures in excess of billings.....     (2,812)     (2,632)
         Prepaid expenses and other current assets.......       (800)     (1,671)
         Accounts payable................................    (12,077)     (5,632)
         Accrued expenses................................        828        (386)
         Billings in excess of fees and expenditures.....      1,745       1,597
         Income taxes payable............................      1,647         688
                                                           ----------  ----------
              Net cash provided by (used in)
                operating activities.....................      4,740      (4,692)
                                                           ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment...................       (924)       (797)
   Purchases of marketable securities....................    (14,783)    (10,221)
   Sale of marketable securities.........................     21,524      24,073
   Businesses acquired, net of cash received.............     (6,240)    (12,996)
   Other assets..........................................         90         135
                                                           ----------  ----------
              Net cash provided by (used in) investing
                 activities..............................       (333)        194
                                                           ----------  ----------
Cash flows from financing activities:
   Net repayments on line of credit and note payable.....       (366)     (1,619)
   Proceeds from sale of common stock....................      1,217       1,743
   Liabilities to related parties........................     (1,856)     (4,191)
                                                           ----------  ----------
              Net cash used in financing activities......     (1,005)     (4,067)
                                                           ----------  ----------
Net change in cash and cash equivalents..................      3,402      (8,565)
Change in subsidiaries' fiscal year ends.................        --       (4,259)
Cash and cash equivalents, beginning of period...........     18,223      19,385
                                                           ----------  ----------
Cash and cash equivalents, end of period.................    $21,625      $6,561
                                                           ==========  ==========
Supplementary disclosure of cash paid during the period:
    Cash paid:
         Interest........................................        $50         $46
                                                           ==========  ==========
         Income taxes....................................       $128        $796
                                                           ==========  ==========
    Noncash investing and financing activities:
         Businesses acquired for payable to
            related parties..............................    $   --       $2,652
                                                           ==========  ==========
         Issuance of common stock in business
            acquisitions.................................       $200      $6,030
                                                           ==========  ==========

         Deferred tax asset recorded in connection
            with taxable pooling of interests............    $   --       $9,346
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

        As of May 31, 1998, the Company and its subsidiaries had $3.9 million in credit facilities available under revolving lines of credit.
The credit facilities were secured by all the assets of the Company and bear interest at rates of prime to prime plus 1%. At May 31, 1998, there was $0.5 million of indebtedness outstanding under these credit facilities. These credit agreements, which are scheduled to expire between July 31, 1998 and September 30, 1998, require compliance with various financial covenants and restrictions, including maintenance of minimum levels of net worth and profitability, and restrict the Company's ability to pay dividends or to effect mergers or acquisitions without the bank's consent.

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

                                     CKS GROUP, INC.
                                     (Registrant)


Date: July 30, 1998                      By: /s/ MARK D. KVAMME
                                              ----------------------------------
                                              Mark D. Kvamme, Chairman and Chief
                                              Executive Officer (Principal
                                              Executive Officer)

Date: July 30, 1998                      By: /s/ CARLTON H. BAAB
                                              ----------------------------------
                                              Carlton H. Baab, Executive Vice
                                              President and Chief Financial
                                              Officer (Principal Financial and
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