Form 10-Q
period 1998-08-30
CKS GROUP INC
filed 1998-10-14
CIK 1002518

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 1998

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

                                 YES   X    NO
                                      ---      ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                              OUTSTANDING AT
                        CLASS                  AUGUST 30, 1998
                        -----                  -------------
          Common Stock - $0.001 par value        15,450,359
================================================================================

                        CKS GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION

        ITEM 1.FINANCIAL STATEMENTS:

        Condensed Consolidated Balance Sheets as of August 30, 1998 and
           November 30, 1997

        Condensed Consolidated Statements of Income - Three months and nine months ended August 30, 1998 and August 31, 1997

        Condensed Consolidated Statements of Cash Flows - Nine months ended
           August 30, 1998 and August 31, 1997

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

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
                        CKS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       August 30,   November 30,
                                                       1998         1997
                                                       -----------  -----------
                     ASSETS
Current assets:
   Cash and cash equivalents.........................     $29,817      $18,223
   Marketable securities                                   17,323       24,041
   Accounts receivable, net of allowances of $2,233
     and $1,442 at August 30, 1998 and November 30,
     1997, respectively..............................      42,385       50,049
   Fees and expenditures in excess of billings.......      11,640        4,594
   Prepaid expenses and other current assets.........       2,802        1,949
   Deferred income taxes.............................       1,736        1,400
                                                       -----------  -----------
        Total current assets.........................     105,703      100,256
Property and equipment, net..........................       5,867        5,849
Deferred income taxes................................       6,472       10,140
Goodwill and other assets............................      34,925       30,228
                                                       -----------  -----------
          Total assets                                   $152,967     $146,473
                                                       ===========  ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................     $36,052      $38,161
   Accrued expenses..................................       5,926        7,515
   Billings in excess of fees and expenditures.......       3,485        2,417
   Current portion of liabilities to related parties.         623        2,284
   Current portion of notes payable and capital
     lease obligations...............................         161          765
   Income taxes payable..............................       1,218         --
                                                       -----------  -----------
        Total current liabilities                          47,465       51,142

Notes payable and capital lease obligations, less
     current portion.................................         766          739
                                                       -----------  -----------
        Total liabilities............................      48,231       51,881
                                                       -----------  -----------

Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000
     shares authorized; none issued and outstanding..        --           --
   Common stock; $.001 par value; 30,000,000 shares
     authorized; 15,450,000 and 14,865,000 issued
     and outstanding at August 30, 1998 and
     November 30, 1997, respectively.................          15           15
   Additional paid-in capital........................      82,798       80,103
   Unrealized gain (loss) on marketable securities...         (12)          12
   Notes receivable from stockholders................        (198)        (198)
   Cumulative translation adjustment.................          11          (62)
   Retained earnings.................................      22,122       14,722
                                                       -----------  -----------
        Total stockholders' equity...................     104,736       94,592
                                                       -----------  -----------
          Total liabilities and stockholders' equity.    $152,967     $146,473
                                                       ===========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       Three Months Ended    Nine Months Ended
                                    --------------------- ---------------------
                                    August 30, August 31, August 30, August 31,
                                    1998       1997       1998       1997
                                    ---------- ---------- ---------- ----------
Revenues...........................   $46,635    $39,750   $118,633    $99,980
                                    ---------- ---------- ---------- ----------
Operating expenses:
  Direct salaries and related
    expenses.......................     9,261      8,870     29,689     24,325
  Other direct operating expenses..    24,102     16,820     52,575     40,238
  General and administrative
    expenses.......................     6,893      7,880     21,932     20,749
  Depreciation and amortization....     1,076        812      2,985      2,226
  Merger costs.....................       --         859        --       2,452
                                    ---------- ---------- ---------- ----------
      Total operating expenses.....    41,332     35,241    107,181     89,990
                                    ---------- ---------- ---------- ----------
Operating income...................     5,303      4,509     11,452      9,990
Other income, net..................       411        198      1,158        988
                                    ---------- ---------- ---------- ----------
Income before income taxes.........     5,714      4,707     12,610     10,978
Income taxes.......................     2,325      2,327      5,210      4,527
                                    ---------- ---------- ---------- ----------
Net income.........................    $3,389     $2,380     $7,400     $6,451
                                    ========== ========== ========== ==========
Pro forma net income and per
  share data: (1)
Income before income taxes,
  as reported......................                                     10,978
Pro forma income taxes.............                                      4,845
                                                                     ----------
Pro forma net income...............                                     $6,133
                                                                     ==========
Basic net income per share.........     $0.22      $0.16      $0.48
                                    ========== ========== ==========
Pro forma basic net income
  per share........................                                      $0.42
                                                                     ==========
Shares used in basic per
  share computation................    15,366     14,732     15,345     14,543
                                    ========== ========== ========== ==========

Diluted net income per share.......     $0.21      $0.15      $0.45
                                    ========== ========== ==========
Pro forma diluted net income
  per share........................                                      $0.39
                                                                     ==========
Shares used in diluted per
  share computation................    16,430     16,072     16,335     15,705
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

                        CKS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              Nine Months Ended
                                                           ----------------------
                                                           August 30,  August 31,
                                                           1998        1997
                                                           ----------  ----------

Cash flows from operating activities:
   Net income............................................     $7,400      $6,451
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Deferred taxes.....................................      3,332        (859)
      Compensation related to stock options..............         88          91
      Tax benefit from disqualifying dispositions........        110       2,502
      Depreciation and amortization......................      2,985       2,226
      Other non cash items...............................        --         (154)
      Loss on disposition of property due to acquisition.        --          227
      Changes in operating assets and liabilities:
         Accounts receivable.............................      7,737        (519)
         Fees and expenditures in excess of billings.....     (7,046)     (3,744)
         Prepaid expenses and other current assets.......       (853)        (52)
         Accounts payable................................     (2,109)     (5,452)
         Accrued expenses................................     (1,589)     (2,194)
         Billings in excess of fees and expenditures.....      1,068        (702)
         Income taxes payable............................      1,218         366
                                                           ----------  ----------
              Net cash provided by (used in)
                operating activities.....................     12,341      (1,813)
                                                           ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment...................     (1,471)     (1,244)
   Purchases of marketable securities....................    (26,403)    (17,259)
   Sale of marketable securities.........................     33,110      32,620
   Businesses acquired, net of cash received.............     (6,485)    (13,740)
   Other assets..........................................        303         148
                                                           ----------  ----------
              Net cash provided by (used in) investing
                 activities..............................       (946)        525
                                                           ----------  ----------
Cash flows from financing activities:
   Net repayments on line of credit and note payable.....       (577)     (1,659)
   Proceeds from sale of common stock....................      2,632       3,637
   Distribution to stockholders..........................        --       (2,405)
   Liabilities to related parties........................     (1,856)     (1,736)
                                                           ----------  ----------
              Net cash provided by (used in) financing
                 activities.............................         199      (2,163)
                                                           ----------  ----------
Net change in cash and cash equivalents..................     11,594      (3,451)
Change in subsidiaries' fiscal year ends.................        --       (4,259)
Cash and cash equivalents, beginning of period...........     18,223      19,385
                                                           ----------  ----------
Cash and cash equivalents, end of period.................    $29,817     $11,675
                                                           ==========  ==========
Supplementary disclosure of cash paid during the period:
    Cash paid:
         Interest........................................        $72        $131
                                                           ==========  ==========
         Income taxes....................................       $509      $1,121
                                                           ==========  ==========
    Noncash investing and financing activities:
         Businesses acquired for payable to
            related parties..............................       $308      $2,146
                                                           ==========  ==========
         Issuance of common stock in business
            acquisitions.................................       $200      $6,030
                                                           ==========  ==========

         Deferred tax asset recorded in connection
            with taxable pooling of interests............    $   --       $9,346
                                                           ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CKS GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      Basis of Presentation

The accompanying condensed consolidated financial statements and related notes to condensed consolidated financial statements include the accounts of CKS Group, Inc. (the "Company" or "CKS Group") and its wholly-owned subsidiaries. Companies acquired in business combinations accounted for under the purchase method have been included from their respective acquisition dates. The condensed consolidated financial statements also give retroactive effect to the acquisition of McKinney & Silver ("M&S") and SiteSpecific, Inc. ("SiteSpecific") in business combinations accounted for under the pooling-of-interests method for all periods presented. Results of operations for the three month and nine month periods ended August 30, 1998, and August 31, 1997, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997. The results of operations for the quarter and the nine months ended August 30, 1998 are not necessarily indicative of the results expected for any subsequent period or for the entire fiscal year ending November 29, 1998.


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


Reconciliation of basic and diluted net income per share and pro forma net income per share (in thousands, except per share data):

                                             Three Months Ended               Three Months Ended
                                              August 30, 1998                  August 31, 1997
                                    -------------------------------- --------------------------------
                                    Net Income   Shares      EPS     Net Income   Shares      EPS
                                    ---------- ---------- ---------- ---------- ---------- ----------
Basic net income per share             $3,389     15,366      $0.22     $2,380     14,732      $0.16
Effect of dilutive shares:
  Common equivalent shares                --         673        --         --         938        --
  Contingent shares                       --         391        --         --         402        --
                                    ---------- ----------            ---------- ----------
Diluted net income per share           $3,389     16,430      $0.21     $2,380     16,072      $0.15
                                    ========== ==========            ========== ==========

                                              Nine Months Ended                Nine Months Ended
                                              August 30, 1998                  August 31, 1997
                                    -------------------------------- --------------------------------
                                                                     Pro forma             Pro forma
                                    Net Income   Shares      EPS     Net Income   Shares      EPS
                                    ---------- ---------- ---------- ---------- ---------- ----------
Basic net income per share             $7,400     15,345      $0.48     $6,133     14,543      $0.42
Effect of dilutive shares:
  Common equivalent shares                --         602        --         --         812        --
  Contingent shares                       --         388        --         --         350        --
                                    ---------- ----------            ---------- ----------
Diluted net income per share           $7,400     16,335      $0.45     $6,133     15,705      $0.39
                                    ========== ==========            ========== ==========




3. Subsequent Event

On September 1, 1998, the Company entered into an Agreement and
Plan of Reorganization (the "Merger Agreement") with USWeb Corporation ("USWeb") and USWeb Acquisition Corporation 134, a wholly owned subsidiary of USWeb ("Merger Sub"), pursuant to which each outstanding share of the Company's common stock will be exchanged for 1.5 shares of USWeb common stock and all of the outstanding options to purchase the Company's common stock will be assumed and converted into options to acquire shares of USWeb common stock at a ratio of 1.5 shares of USWeb common stock to one share of the Company's common stock. The proposed merger is intended to be accounted for as a pooling of interests. Consummation of the proposed Merger is subject to satisfaction of certain conditions, including approval of the Merger by the stockholders of the Company and USWeb.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of a number of factors, including those set forth under "Factors Affecting Operating Results And Market Price Of Stock" and "Risk Factors." Readers are encouraged to refer to the "Factors Affecting Operating Results And Market Price Of Stock" found in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 for further discussion of the Company's business and the risks and opportunities attendant thereto, and to the "Risk Factors" found in the Form S-4 filed September 14, 1998 by USWeb for further discussion on the risk factors related to the proposed merger with USWeb and the combined company's business.

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

On September 1, 1998, the Company entered into an Agreement and
Plan of Reorganization (the "Merger Agreement") by and among USWeb, Merger Sub and the Company providing for the merger of Merger Sub with and into the Company (the "Merger"), with the Company surviving the Merger and becoming a wholly owned subsidiary of USWeb. The Merger Agreement further provides for each outstanding share of Company common stock to be exchanged for 1.5 shares of common stock, par value $.001 per share, of USWeb ("USWeb Common Stock"), and all outstanding options to acquire common stock, par value $.001 per share, of the Company ("Company Common Stock") to be assumed and converted into options to acquire shares of USWeb Common Stock at a ratio of 1.5 shares of USWeb Common Stock to one share of Company Common Stock. The Merger is intended to be accounted for as a pooling of interests and qualify as a tax-free reorganization. The combined company will be called Reinvent Communications, Inc. In connection with the Merger Agreement, the Company and USWeb also entered into cross-option agreements allowing each company, in certain circumstances, to acquire up to 19.9% of the other company's common stock, measured immediately before exercise of the option (or 16.6% measured immediately after exercise of the option). Copies of, and additional information concerning, the Merger Agreement, the cross-option agreements and certain other related agreements is set forth in the Company's Current Report on Form 8-K dated September 1, 1998 and its Schedule 13D filed September 11, 1998. Consummation of the proposed Merger is subject to satisfaction of certain conditions, including approval of the Merger by the stockholders of the Company and USWeb.

Certain factors and risks relating to the Merger are described in
Exhibit 99.1 to this Form 10Q entitled "Risk Factors Related to the Proposed Merger with USWeb Corporation".


Consolidated Results of Operations

Three Months Ended August 30, 1998 and August 31, 1997

Revenues

The Company generates a significant portion of its revenues through project fees on a fixed fee for service basis and contract based retainer fees. Revenues increased to $46.6 million in the quarter ended August 30, 1998 from $39.8 million in the same quarter of fiscal 1997, representing an increase of approximately 17.3%. This increase in revenues was due to an increase in the number and value of projects undertaken for existing clients of the Company and the establishment of new client relationships. Revenues from new media projects increased to $14.1 million in the quarter ended August 30, 1998 from $10.3 million in the same quarter of fiscal 1997, representing an increase of approximately 36.9%. New media revenues represented approximately 30% of revenues for the quarter ended August 30, 1998, compared to approximately 26% for the quarter ended August 31, 1997.

Direct Salaries and Related Expenses

Direct salaries and related expenses consist primarily of wages for regular and temporary employees and benefits for regular employees. The Company's direct salaries and related expenses increased approximately 4.4% to $9.3 million in the quarter ended August 30, 1998 from $8.9 million during the same quarter of fiscal 1997, representing 19.9% and 22.3% of revenues in the third quarter of fiscal 1998 and fiscal 1997, respectively. In absolute dollars, direct salaries and related expenses remained relatively flat. The decrease in these expenses as a percentage of revenues reflects a more rapid increase in revenues than in direct salaries and related expenses.

Other Direct Operating Expenses

Other direct operating expenses include materials, contract freelance (independent consultants and contractors), facilities and equipment expenses necessary to provide services to the Company's clients. Other direct operating expenses increased approximately 43.3% to $24.1 million in the quarter ended August 30, 1998 from $16.8 million in the same quarter of fiscal 1997, representing 51.7% and 42.3% of revenues in the third quarter of fiscal 1998 and fiscal 1997, respectively. The increase in absolute dollars was primarily attributable to increases in material costs and contract freelance costs necessary to support the higher level of production revenues, including costs associated with a long term design/build project for one of the Company's major clients. The increase in other direct operating expenses as a percentage of revenues reflects an increase in material costs and contract freelance, necessary to support a higher level of production revenue including costs associated with a long term design/build project for one of the Company's major clients, and the increasingly technical nature of the company's projects.

General and Administrative Expenses

General and administrative expenses include headquarters expenses, insurance, personnel costs for finance and administration, accounting and legal fees, bad debt expense, management information systems expenses, and employee benefits. General and administrative expenses decreased approximately 12.5% to $6.9 million in the quarter ended August 30, 1998 from $7.9 million in the same quarter of fiscal 1997, representing 14.8% and 19.8% of revenues in the third quarter of fiscal 1998 and fiscal 1997, respectively. This period over period decrease in absolute dollars was primarily attributable to decreases in payroll expense, business development, and administrative expense. As a percentage of revenues, general and administrative expenses decreased as a result of a more rapid increase in revenues than in general and administrative expenses.


Depreciation and Amortization

Depreciation and amortization expenses include depreciation of fixed assets and amortization of goodwill and other intangible assets. Depreciation and amortization expenses increased approximately 32.5% to $1.1 million in the quarter ended August 30, 1998, from $0.8 million in the same quarter of fiscal 1997, representing 2.3% and 2.0% of revenues in the third quarter of fiscal 1998 and fiscal 1997, respectively. The increase in absolute dollars was primarily attributable to the amortization of additional goodwill resulting from earnout and buyout payments relating to the acquisition of Schell/Mullaney, Inc. ("Schell/Mullaney") and CKS Holding Deutschland GmbH ("CKS GmbH") made during fiscal 1998, respectively. As a percentage of revenues, depreciation and amortization expenses remained relatively unchanged.

Merger Costs

In connection with the acquisition of Site Specific, the Company recorded a nonrecurring charge for transaction related costs of approximately $0.8 million for the three month period ended August 31, 1997. The costs consisted primarily of investment banking, accounting, consulting and legal fees, financial printing and other related costs.

Other Income, Net

Other income, net consists primarily of interest earned on the Company's holdings in cash, cash equivalents and marketable securities, offset by interest expense incurred due to the amortization of imputed interest on guaranteed cash payments related to subsidiary acquisitions and interest expense related to debt recorded by the Company's subsidiaries. Other income, net increased approximately $0.2 million to $0.4 million in the quarter ended August 30, 1998, from $0.2 million in the same quarter of fiscal 1997. The increase in absolute dollars was primarily attributable to an increase in interest income due to a higher average cash, cash equivalents and marketable securities balance.

Income Taxes

Combined actual federal and state income tax rates were 40.7% in the quarter ended August 30, 1998 and 49.4% in the quarter ended August 31, 1997. The effective tax rate was higher during the three month period ended August 30, 1997 primarily due to the nondeductible merger costs incurred in connection with the acquisition of SiteSpecific, nondeductible goodwill amortization and a smaller contribution of tax exempt interest to total revenues.


Nine Months Ended August 30, 1998 and August 31, 1997

Revenues

The Company generates a significant portion of its revenues through project fees on a fixed fee for service basis and contract based retainer fees. Revenues increased to $118.6 million during the nine month period ended August 30, 1998 from $100.0 million in the same period of fiscal 1997, representing an increase of approximately 18.7%. This increase in revenues was due to an increase in the number and value of projects undertaken for existing clients of the Company, the establishment of new client relationships, and the inclusion of Donovan & Green ("D&G"), CKS GmbH and Gormley & Partners, Inc. ("Gormley") revenues in the Company's consolidated results for the full nine month period ended August 30, 1998. Revenues from new media projects increased to $32.0 million for the nine months ended August 30, 1998 from $26.2 million in the same period of fiscal 1997, representing an increase of approximately 22.1%. New media revenues represented approximately 27% of revenues for the nine month period ended August 30, 1998, compared to approximately 26% for the nine month period ended August 30, 1997.

Direct Salaries and Related Expenses

Direct salaries and related expenses consist primarily of wages for regular and temporary employees and benefits for regular employees. The Company's direct salaries and related expenses increased approximately 22.1% to $29.7 million during the nine month period ended August 30, 1998, from $24.3 million during the same period of fiscal 1997, representing 25.0% and 24.3% of revenues for the nine month periods ended August 30, 1998 and August 31, 1997, respectively. The increase in absolute dollars was primarily attributable to an increase in salaries and related expenses necessary to support the Company's growth. The increase in these expenses as a percentage of revenues during the nine month period ended August 30, 1998 reflects an increase in engineering group payroll costs necessary to support the increasingly technical nature of the Company's new media projects.

Other Direct Operating Expenses

Other direct operating expenses include materials, contract freelance (independent consultants and contractors), facilities and equipment expenses necessary to provide services to the Company's clients. Other direct operating expenses increased approximately 30.7% to $52.6 million during the nine month period ended August 30, 1998 from $40.2 million in the same period of fiscal 1997, representing 44.3% and 40.2% of revenues for the nine month periods ended August 30, 1998 and August 31, 1997, respectively. The increase in absolute dollars was primarily attributable to increases in material costs and contract freelance costs necessary to support the higher level of production revenues. The increase in other direct operating expenses as a percentage of revenues reflects an increase in material cost and contract freelance necessary to support a higher level of production revenue and the increasingly technical nature of the company's projects.

General and Administrative Expenses

General and administrative expenses include headquarters expenses, insurance, personnel costs for finance and administration, accounting and legal fees, bad debt expense, management information systems expenses, and employee benefits. General and administrative expenses increased approximately 5.7% to $21.9 million during the nine month period ended August 30, 1998 from $20.7 million in the same period of fiscal 1997, representing 18.5% and 20.8% of revenues for the nine month periods ended August 30, 1998 and August 31, 1997, respectively. This increase in absolute dollars was primarily attributable to an increase in administrative and facilities expenses necessary to support the Company's growth. The decrease in general and administrative expenses as a percentage of revenues reflects a more rapid increase in revenues than in general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization expenses include depreciation of fixed assets and amortization of goodwill and other intangible assets. Depreciation and amortization expenses increased approximately 34.1% to $3.0 million during the nine month period ended August 30, 1998 from $2.2 million in the same period of fiscal 1997, representing approximately 2.5% and 2.2% of revenues for the nine month period ended August 30, 1998 and August 31, 1997, respectively. The increase in depreciation and amortization was primarily attributable to goodwill amortization related to the Company's acquisitions and amortization of additional goodwill resulting from earnout and buyout payments made to Schell/Mullaney and CKS GmbH during fiscal 1998. As a percentage of revenues, depreciation and amortization expenses remained relatively unchanged.

Merger Costs

In connection with the acquisitions of M&S and Site Specific, the Company recorded nonrecurring charges for transaction related costs of approximately $2.5 million for the nine month period ended August 31, 1997. The costs consisted primarily of investment banking, accounting, consulting and legal fees, financial printing and other related costs.

Other Income, Net

Other income, net consists primarily of interest earned on the Company's holdings in cash, cash equivalents and marketable securities, offset by interest expense incurred due to the amortization of imputed interest on guaranteed cash payments related to subsidiary acquisitions and interest expense related to debt recorded by the Company's subsidiaries. Other income, net increased approximately 17.2% to $1.2 million during the nine month period ended August 30, 1998, from $1.0 million for the nine month period ended August 31, 1997. The increase in absolute dollars was primarily attributable to an increase in interest income due to a higher average cash, cash equivalents and marketable securities balances.

Income Taxes

Combined actual federal and state income tax rates were 41.3% for the nine month period ended August 30, 1998 and 41.2% for the nine month period ended August 31, 1997. These rates do not include a provision for income taxes for M&S prior to January 31, 1997, which was a general partnership prior to its acquisition by CKS Group. The Combined pro forma federal and state income tax rate was 44.1% for the nine months ended August 31, 1997. Pro forma tax rates include a tax provision to reflect M&S income as if M&S had been a taxable "C" corporation for all periods presented. The actual effective tax rate remained relatively unchanged for the nine month periods ended August 30, 1998 and August 31, 1997.

Pro Forma Consolidated Financial Data

The following summary of consolidated pro forma income statement data gives effect to the pooling-of-interests business combinations between the Company, SiteSpecific, and M&S. The data excludes the $0.8 million and $2.5 million in nonrecurring charges for merger costs, net of taxes, recorded by the Company for the three month and nine month periods ended August 31, 1997 respectively, and includes a tax provision as if M&S had been a taxable "C" Corporation for all periods.

                                       Three Months Ended     Nine Months Ended
                                    ---------------------  ---------------------
                                    August 30, August 31,  August 30, August 31,
                                    1998       1997        1998       1997
                                    ---------- ----------  ---------- ----------
                                      (In thousands, except per share data)
Revenues...........................   $46,635    $39,750    $118,633    $99,980
Net income.........................    $3,389     $3,239      $7,400     $7,987

Pro forma basic net income
  per share........................     $0.22      $0.22       $0.48      $0.55
Shares used in basic per
  share computation................    15,366     14,732      15,345     14,543

Pro forma diluted net income
  per share........................     $0.21      $0.20       $0.45      $0.51
Shares used in diluted per
  share computation................    16,430     16,072      16,335     15,705

EBITDA  (1)                            $6,468     $6,125     $14,402    $14,644


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


Liquidity and Capital Resources

Since inception, the Company has financed its operations and investments in property and equipment through cash generated from operations, bank borrowings, equity financing and capital lease financing arrangements. At August 30, 1998, the Company owed approximately $0.9 million in bank borrowings and capital lease financing arrangements.

Cash, cash equivalents and marketable securities, consisting primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $47.1 million and $42.3 million at August 30, 1998 and November 30, 1997, respectively. The increase in cash, cash equivalents and marketable securities during this period was primarily due to $12.3 million provided by operating activities and $2.6 million in proceeds from the sale of common stock, partially offset by $8.3 million used to fund buyout and guaranteed payments related to subsidiary acquisitions, $0.6 million used to repay debt and approximately $1.5 million used for capital expenditures.

Net cash provided by operating activities was approximately $12.3 million in the nine month period ended August 30, 1998, reflecting $7.4 million in net income and $4.9 million provided by working capital fluctuations.

Net cash used in investing activities was approximately $0.9 million in the nine month period ended August 30, 1998, and included approximately $7.0 million of proceeds from the sale of marketable securities and other assets in excess of marketable securities purchased, partially offset by approximately $6.5 million paid to the former shareholders of CKS GmbH under a renegotiated purchase agreement, and $1.5 million used for capital expenditures.

Net cash provided by financing activities was approximately $0.2 million in the nine month period ended August 30, 1998, reflecting $2.6 million in proceeds from the sale of Common Stock through the Company's Employee Stock Purchase Plan and the exercise of employee stock options, partially offset by $1.8 million in guaranteed payments to subsidiaries and $0.6 million in repayment of debt.

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

As of August 30, 1998, the Company and its subsidiaries had $3.7 million in credit facilities available under revolving lines of credit. The credit facilities were secured by all the assets of the Company and bear interest at rates of prime to prime plus 1%. At August 30, 1998, there was $0.2 million of indebtedness outstanding under these credit facilities. These credit agreements, which are scheduled to expire between October 30, 1998 and November 30, 1998, require compliance with various financial covenants and restrictions, including maintenance of minimum levels of net worth and profitability, and restrict the Company's ability to pay dividends or to effect mergers or acquisitions without the bank's consent.

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

Factors Affecting Operating Results and Market Price of Stock

The Company's operating results and the market price of the Company's Common Stock may be affected by numerous factors, many of which are beyond the Company's control. In addition to the factors described below, the Company encourages review of the more extensive discussion set forth in the section entitled "Business -- Factors Affecting Operating Results and Market Price of Stock" in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and the section entitled "Risk Factors" in the Form S-4 registration statement filed on September 14, 1998 by USWeb, a copy of which is attached hereto as Exhibit 99.1.

The Company's operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors. Some of these factors include timing of the completion, material reduction or cancellation of major projects or the loss of a major client, the amount and timing of the receipt of new business, hiring or loss of personnel and opening or closing of offices, the relative mix of high margin creative or strategy consulting projects as compared to lower margin production projects, capital expenditures and other costs relating to the expansion of operations, the level of demand for intranet, extranet and Web site development, the productivity of consultants, the ability to maintain adequate staffing to service clients effectively, the cost of advertising and related media, the amount and timing of expenditures by clients for professional services, the introduction of new products or services by competitors, pricing changes in the industry, the relative mix of lower cost full-time employees versus higher cost independent contractors, technical difficulties with respect to the use of the Internet, and general economic conditions. For instance, reductions in marketing expenditures by several of the Company's largest clients resulted in a significant decline in the Company's earnings for the fourth quarter of fiscal 1997, which in turn resulted in a 63% decline in the market price of the Company's Common Stock in a single day. The Company experiences some seasonality in its business which results from timing of product introductions and business cycles of the Company's clients. The Company's revenues for the first fiscal quarter tend to be somewhat lower than for the preceding fourth quarter because many clients have expended most of their marketing budgets prior to the end of the calendar year and do not release funds from the next calendar year's marketing budget until mid to late January. The Company expects this seasonality to continue in the future. The Company's historical financial data is of limited value in planning future operating expenses. Accordingly, the Company's expense levels will be based in part on its expectations concerning future revenues and will be fixed to a large extent. The Company will be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for services could have an immediate and material adverse effect on the Company's business, financial condition, results of operations and prospects. As a result of the foregoing and other factors, the Company anticipates that it may experience material and adverse fluctuations in future operating results on a quarterly or annual basis; and, that such operating results in any given quarter may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected and litigation may ensure. Moreover, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

The Company's five largest clients accounted for 37% and 39% of the Company's revenues for the fiscal years ended November 30, 1997 and November 30, 1996, respectively, with fluctuations in the amount of revenue contribution from each such client from quarter to quarter. Since many of the Company's clients generally retain the Company on a project by project basis, a client from whom the Company generates substantial revenue in one period may not be a substantial source of revenue in a subsequent period. Historically, the Company's typical project has lasted only four to six weeks, and once a project is completed there can be no assurance that a client will engage the Company for further services. In addition, the Company's clients may unilaterally reduce their use of the Company's services or terminate existing projects without penalty. The termination of the Company's business relationship with any of its significant clients or a material reduction in revenues from a significant client would have a material adverse effect on the Company's business, financial condition and operating results.

The Company's future growth is dependent to a significant extent upon its ability to increase the amount of revenue it derives from providing marketing and advertising solutions to its customers through new media, which the Company defines as media that delivers content to end users in digital form, including the World Wide Web, the Internet, proprietary online services, CD-ROMs, laptop PC presentations and interactive kiosks. The market for marketing and advertising through new media is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce through new media. Moreover, critical issues concerning the use of certain of these new media (including security, reliability, cost, ease of deployment and administration and quality of service) remain unresolved and may affect the growth of the use of such new media for communication and commerce. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. There can be no assurance that communication and commerce through new media will continue to grow. The Company believes that its focus on and expertise in new media-based marketing services has been an important factor in attracting new clients. To the extent that the Company's leadership in providing new media solutions erodes as established advertising agencies and other competitors expand their new media capabilities, the Company's competitive position, business, financial condition and operating results may be materially adversely affected.

Over the 24-month period ended August 30, 1998, the Company completed acquisitions of six businesses. The Company's future performance will depend on its ability to integrate these acquired businesses, which, even if successful, may take a significant period of time, will place a significant strain on the Company's resources, and could subject it to additional expenses during the integration process and to the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired personnel and clients, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. There can be no assurance that the services, technologies, key personnel and businesses of previously acquired companies will be effectively integrated into the Company's business or service offerings, or that such integration will not adversely affect the Company's business, financial condition and results of operations. There can also be no assurance that any acquired services, technologies or businesses will contribute at anticipated levels to the Company's sales or earnings, or that the sales and earnings from such combined businesses will not be adversely affected by the integration process. The failure to integrate acquisitions successfully could have a material adverse effect on the business, financial condition and results of operations of the Company.

A component of the Company's continued growth strategy is expected to be the acquisition of professional service firms that meet the Company's goals for strategic growth. The successful implementation of this acquisition strategy will depend on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to continue to identify additional suitable acquisition candidates or that the Company will be able to acquire such candidates on acceptable terms Moreover, in pursuing acquisition opportunities the Company may compete with other companies with similar growth strategies, certain of which may be larger and have greater financial and other resources than the Company. Competition for acquisition targets may also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Company's reported operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the sellers of one or more acquired entities and the possible failure to retain key acquired personnel. For all of these reasons, the Company's pursuit of an overall acquisition strategy or any individual pending or future acquisition may have a material adverse effect on the Company's business, financial condition and results of operations. To the extent the Company chooses to use cash consideration for acquisitions in the future, the Company may be required to obtain additional financing, and there can be no assurance that such financing will be available on favorable terms, if at all. If stock is issued to complete future and existing acquisitions, existing stockholders may experience ownership and/or earnings dilution.

The growth of the Company has placed, and any further expansion of the Company would continue to place, a significant strain on the Company's limited personnel, management and other resources. In the future, the Company will be required to attract, train, motivate and manage new employees successfully, to effectively integrate new employees into its operations and to continue to improve its operational, financial, management and information systems and controls. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to exploit the market for the Company's business model. The failure to effectively manage any further growth could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company generates a significant portion of its revenues through project fees on a fixed fee for service basis. The Company assumes greater financial risk on fixed-price type contracts than on either time-and-material or cost-reimbursable contracts. Failure to anticipate technical problems, estimate accurately the costs, resources and time required for an engagement, to manage client expectations effectively regarding the scope of services to be delivered for the estimated fees or to complete fixed-price engagements within budget, on time and to clients' satisfaction would expose the Company to risks associated with cost overruns and, in certain cases, penalties, any of which could reduce the Company's profit or cause the Company to incur a loss. Although many of the Company's projects last four to six weeks and therefore each individual short-term project creates less exposure than a long-term fixed-price contract, in the event the Company does not accurately anticipate the progress of a number of significant revenue-generating projects, a material adverse effect on the Company's business, financial condition and operating results could result. As the complexity of new media projects has increased, the duration and size of some of these fixed price agreements has increased, thereby increasing the Company's risk of loss on such projects.

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

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in the next 15 months, software and computer systems used by many companies, including customers and potential customers of the Company, may need to be upgraded to comply with such "Year 2000" requirements. The Company is in the process of conducting an internal review of all systems and contacting all software suppliers to determine major areas of exposure to Year 2000 issues. Although the Company's core financial and reporting systems have been identified as being Year 2000 compliant, a number of ancillary applications may not yet be Year 2000 compliant. The Company is in the process of correcting areas of exposure. The Company has not determined an estimate of the costs required to correct non-complying features, if any, and such costs could have a material adverse effect on the Company's business, results of operations and financial condition.

Although the Company believes that its internal systems are Year
2000 compliant, failure to provide Year 2000 compliant business solutions to its customers could result in liability to the Company or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could result in a material adverse effect on the Company's business, results of operations and financial condition. In the third-party area, the Company has begun contacting its major suppliers. Most of these parties have stated that they intend to be Year 2000 compliant by Year 2000. Any failure of these third parties systems to timely achieve Year 2000 compliance could have a material adverse effect on the business, financial condition and results of operations of the Company.

The Company's business of delivering marketing professional services is labor intensive. Accordingly, the Company's success depends in large part on its ability to identify, hire, train and retain consulting professionals who can provide the strategy, technology, marketing, audience development and creative skills required by clients. There is currently a shortage of such personnel, and this shortage is likely to continue for the foreseeable future. The Company will encounter intense competition for qualified personnel from other companies, and there can be no assurance that it will be able to identify, hire, train and or retain other highly qualified technical, marketing and managerial personnel in the future. The inability to attract and retain the necessary personnel would have a material adverse effect on the Company's business, financial condition and results of operations.

The market for the Company's services is intensely competitive, and the Company expects competition to persist, intensify and increase in the future. There are relatively low barriers to entry into the Company's business. Because professional services firms such as the Company rely on the skill of their personnel and the quality of their client service, they have no patented technology that would preclude or inhibit competitors from entering their markets. Many of the Company's current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than the Company and could decide at any time to increase their resource commitments to the Company's target markets. Competition could materially adversely affect the Company's business, financial condition and results of operations.

Many of the Company's consulting engagements involve the development, implementation and maintenance of applications that are critical to the operations of their clients' businesses. The Company's failure or inability to meet a client's expectations in the performance of its services could injure the Company's business reputation or result in a claim for substantial damages against the Company, regardless of its responsibility for such failure. In addition, the Company possesses technologies and content that may include confidential or proprietary client information. Although the Company has implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. The Company has attempted to limit contractually its damages arising from negligent acts, errors, mistakes or omissions in rendering professional services; however there can be no assurance that any contractual protections will be enforceable in all instances or would otherwise protect the Company from liability for damages. Although the Company maintains general liability insurance coverage, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage or result in changes to the Company's insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, could adversely affect the Company's business, results of operations and financial condition.

The Company is not currently subject to direct government regulation, other than securities laws and regulations applicable to all publicly owned companies and laws and regulations applicable to businesses generally. There are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is likely that laws and regulations covering the Internet may be adopted with respect to issues such as user privacy, freedom of expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communications services with Internet communications. The adoption of such laws or regulations may decrease the growth of the Internet, which could in turn decrease demand for the Company's services, increase the cost of doing business, or in some other manner have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's revenues and results of operations are subject to fluctuations based upon general economic conditions. If there were to be a general economic downturn or a recession in the United States, then the Company expects that business enterprises, including its clients and potential clients, likely will substantially and immediately reduce their budgets. Because certain of the Company's largest clients have substantial overseas operations, their budgets may also be adversely affected by economic conditions in overseas markets, including the recent volatility in Asian and Russian economies and Asian and Russian currency and securities markets. In the event of such an economic downturn, the Company's business, financial condition and results of operations would not be materially and adversely affected.


Volatility of Company's Common Stock

The trading price of the Company's Common Stock has been, and in the future is expected to be, subject to extreme fluctuations in response to both business-related issues, such as quarterly variations in operating results, the timing of commencement or completion of client projects, reductions or increases in client spending on marketing communications services, announcements of new services or business acquisitions by the Company or its competitors, and the gain or loss of client accounts, and stock market related influences, such as changes in estimates of securities analysts, the presence or absence of short-selling of the Company's Common Stock, and events affecting other companies that the market deems to be comparable to or to impact the Company or its business. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price of many technology-oriented companies and that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. The trading prices of many high technology and Internet-related companies' stocks are at or near their historical highs and reflect price/earning ratios substantially above historical norms.
There can be no assurance that the trading price of the Company's Common Stock will remain at or near its current level. The following table reflects the high and low per share sale prices for the Company's Common Stock for the seven fiscal quarters ending August 30, 1998:

                                       High       Low
                                    ---------- ----------
First Quarter, Fiscal 1997.........    $36.25     $20.63
Second Quarter, Fiscal 1997........    $34.25     $20.25
Third Quarter, Fiscal 1997.........    $44.75     $29.00
Fourth Quarter, Fiscal 1997........    $46.25     $11.38
First Quarter, Fiscal 1998.........    $20.00     $12.25
Second Quarter, Fiscal 1998........    $27.50     $17.56
Third Quarter, Fiscal 1998.........    $24.50     $12.88

----------------
*This statement is a forward-looking statement reflecting current expectations.
 Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on this page, for a discussion of factors that could affect future performance.

PART II.        OTHER INFORMATION

Item 1. Legal Proceedings

None


Item 2. Changes in Securities

None


Item 3. Defaults Upon Senior Securities

None


Item 4. Submission of Matters to a Vote of Securities Holders

None


Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K

        a.    Exhibits

        99.1 Risk factors related to the proposed merger with USWeb Corporation. This exhibit includes "Risk Factors" found in the Form S-4 filed September 14, 1998 by USWeb Corporation, except with respect the cross references contained therein.


        27.1 Financial Data Schedule


        b.    Reports on Form 8-K

        During the period covered by this report, the Company filed the following Current Report on Form 8-K:

        (1) Form 8-K dated September 1, 1998 and filed with the Commission on September 11, 1998 reporting information under item 5, with respect to the execution of the Agreement and Plan of Reorganization dated as of September 1, 1998 among USWeb, Merger Sub, and CKS Group.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CKS GROUP, INC.
                                     (Registrant)


Date: October 14, 1998                   By: /s/ MARK D. KVAMME
                                              ----------------------------------
                                              Mark D. Kvamme, Chairman and Chief
                                              Executive Officer (Principal
                                              Executive Officer)

Date: October 14, 1998                   By: /s/ CARLTON H. BAAB
                                              ----------------------------------
                                              Carlton H. Baab, Executive Vice
                                              President and Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------   ----------------------------------------------------------------

 27.1          Financial Data Schedule

 99.1          Risk factors related to the proposed merger with USWeb
               Corporation.   This exhibit includes "Risk Factors" found in the
               Form S-4 filed September 14, 1998 by USWeb Corporation, except with respect to the cross references contained therein.